Form 10QSB
period 2001-03-31
FIFTH AVENUE ACQUISITION II CORP
filed 2001-05-03
CIK 1123846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 0-32267

Fifth Avenue Acquisition II Corp.
(Exact name of small business issuer as specified in its charter)

Florida	65-1032011
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

301 Clematis Street, Suite 3000, West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

561-651-7336
(Issuer’s telephone number)
_____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,000,000
Transitional Small Business Disclosure Format: Yes __ No X

Page 1 of 10

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Set forth below are the audited financial statements for the Company for the period ended March 31, 2001.

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
FINANCIAL STATEMENTS
MARCH 31, 2001

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
TABLE OF CONTENTS

FINANCIAL STATEMENTS FOR THE PERIOD ENDED MARCH 31, 2001
BALANCE SHEET	3
STATEMENT OF OPERATIONS	3
STATEMENT OF CASH FLOWS	3
NOTES TO FINANCIAL STATEMENTS	4

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET
AS OF MARCH 31, 2001

	March 31, 2001	Dec. 31, 2001
	(Unaudited)
ASSETS

Current Assets
Cash	$1,634	$534
Total Current Assets	$1,634	534
TOTAL ASSETS	$1,634	$534

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accrued Liability	$750	$750
Due to Related Party	3,807	2,307
TOTAL LIABILITIES	4,557	3,057

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $.001 par value, 20,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Deficit accumulated during development stage	(3,923)	(3,523)
Total Stockholders' Equity (deficit)	(2,923)	(2,523)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,634	$534
See accompanying notes to financial statements.

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF OPERATIONS
FOR THE PERIOD ENDED MARCH 31, 2001 (Unaudited)

Income	$ -
Expenses
Professional fees	400
Total expenses	400
NET LOSS	$(400)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,000,000
See accompanying notes to financial statements.

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED MARCH 31, 2001 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(400)

Net cash used in operating activities	(400)

CASH FLOWS FROM INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advanced from related party	1,500
Net cash provided by financing activities	1,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,100

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	534

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,634

Supplemental Disclosures of Cash Flow Information:
Taxes Paid	$-
Interest Paid	$-
See accompanying notes to financial statements.

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Item 2. Management’s Discussion and Analysis

Forward-Looking Statements; Market Data

We make forward-looking statements in the "Management’s Discussion and Analysis of Financial Condition and, Results of Operations" in this Quarterly Report. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. We generally intend the, words "expect", anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

Because these forward-looking statements involve risks and uncertainties, our actual results may differ materially from those expressed or implied by these forward-looking statements.

All forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Except as required by applicable law, including the securities laws of the United States, we do not intend to update or revise any forward-looking statements.

Search for Target Company

Our plan is to enter into a Transaction with a target company in exchange for the issuance of shares of our common stock. We have not engaged in any negotiations with any specific entity regarding the possibility of a Transaction, nor engaged the services of any independent third party for such purpose. We have entered into a services agreement with CRCS, which is a controlling affiliate of the Company, to provide us with corporate securities services, to engage an independent public accounting firm to audit the financial statements of the Company filed herewith, and seek out third parties to assist in the search for target companies as potential candidates for a Transaction. The services agreement between the Company and CRCS will continue for a period of two years, subject to the terms of a Transaction. Such Transaction may result in the termination or amendment of the service agreement with CRCS. CRCS has also agreed to fund the expenses associated with the preparation and filing of any Quarterly Reports on Form 10-QSB and of Annual Reports on Form 10-KSB. Any terms of repayment will be subject to negotiations in connection with  any business Transaction.

CRCS or the Company may enter into agreements with non-affiliated third party consultants to assist in locating a target company. It may be anticipated that such other consultants may also be issued shares of the Company, either by transfer from CRCS or directly by the Company pursuant to the provisions and in compliance with applicable federal and state securities laws. There is no minimum or maximum amount of stock, options, or cash consideration that the Company may grant, pay or agree to issue to such third party consultants.

CRCS anticipates that it may seek to locate a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who may be contacted or solicited. To date, CRCS has not utilized solicitation, does not anticipate that it will do so, and expects to rely solely on referrals of potential target companies from professionals, including consultants, in the business and financial communities.

CRCS, a Florida company, as noted above, specializes in corporate securities and corporate compliance, and as such, is regularly in communication with numerous persons, including corporate officers, attorneys, accountants, financial advisors, brokers, dealers, investment and financial advisors and others. Some of these individuals and entities may be interested in utilizing the services of the CRCS for their own companies or clients in regard to a wide variety of possible securities-related work including negotiation and preparation and filing of documentation involving mergers, acquisitions, IPO’s, secondary stock distributions, or other services and activities. It is possible over time that certain of the companies or clients represented by such persons and entities may develop into possible target companies or may independently engage CRCS to perform services unrelated to the Company.

General Business Plan

Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in or 100% of another business entity, previously defined as a Transaction, which entity desires to pursue the perceived advantages of a Transaction with a corporation which has a class of securities registered under the Exchange Act. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. We anticipate that we may be able to participate in only one potential business venture because at present we have only nominal assets and limited financial and personnel resources. Reference is made to the financial statements and the notes to the financial statements that are included as part of this Quarterly Report on Form 10-QSB. This lack of diversification should be considered a substantial risk to our investors.

We may seek to enter into a Transaction with an entity which has recently commenced operations, or which wishes to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

We anticipate that the selection of a business opportunity and Transaction in which we elect to participate may involve a high degree of risk. Management believes (but has not conducted any research to confirm) that there are business entities seeking the perceived benefits of a Transaction with a reporting corporation.

There are certain perceived advantages of being a reporting company under the Exchange Act. These are commonly thought to include the following:

- enhanced corporate exposure in the financial and investment community;
- availability of information required under Rule 144 under the Securities Act of 1933, as amended (the "Act"), to permit the sale of eligible securities under the Act;
- compliance with applicable requirements of the NASD for the quotation of securities on the OTC Bulletin Board or other securities markets, as may be applicable;
- enhancing the Company’s ability to secure debt and/or equity financing from financial institutions and third parties;
- creating market liquidity for the Company’s securities; and
- compensation of key employees, officers, directors and individual consultants through stock options and stock incentives.

There are also certain perceived disadvantages that can result from being a reporting company under the Exchange Act, which include, among others, the following:

- requirement for audited financial statements on an annual basis which must be filed on a timely basis with the Securities and Exchange Commission ("SEC");
- required publication of material and current corporate information;
- required timely filings with the SEC of annual, quarterly and periodic reports under the Exchange Act; and
- compliance with other rules and regulations applicable to corporate governance for public reporting companies.

Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities and potential target companies difficult and complex for us.

We do not have, nor do we anticipate having, working capital or other liquid assets to provide to the owners and operators of target companies. However, management believes that we will be able to offer owners and operators of target companies the opportunity to acquire a controlling ownership interest in us as a reporting company under the Exchange Act, without incurring the costs and time typically required to complete an IPO. However, we have not conducted market research and are not aware of statistical data to support the perceived benefits of a Transaction by a target company.

Analysis of potential target companies will be undertaken by our Management team, non of whom are professional business analysts or appraisers. In analyzing prospective target companies, we may consider among other information regarding the target company, the following: its available technical, financial and managerial resources; its working capital and other financial requirements; its history of operations, if any; its potential for the future growth in revenues and profits; the nature of its present and potential future competition; the quality and experience of its management; specific risk factors applicable or which may be anticipated to become applicable to its activities; the perceived public recognition or acceptance of its products, services, or other assets; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive on our virtually unlimited discretion to search for and enter into a Transaction.

We are subject to the reporting requirements under the Exchange Act. Included in these requirements is the requirement to file with the SEC the audited financial statements of the Company and the audited financial statements of an acquired target company on a consolidated basis within 60 days following the filing of our Form 8-K reporting the Transaction. The Form 8-K must be filed with the SEC within 15 days following entering into an agreement for a Transaction. It is our intention to acquire or merge with a target company for which audited financial statements are available or for which we believe audited financial statements can be obtained within the required period of time. We further intend to reserve the right in any acquisition or merger documentation for the Transaction to void the Transaction if the audited financial statements are not timely available or if the audited financial statements provided do not conform in all material respects to the representations made by the target company.

We will not restrict our search for any specific kind of business entities, but may acquire a venture which is in its development stage, which is already in operation, or in essentially any stage of its business life. It is impossible for us to predict at this time the status of any business in which we may enter into a Transaction, in that such business may need to seek additional capital, may desire to have the of the Company issued in a Transaction be available to be publicly traded, or may seek other perceived advantages which we may offer.

Following a Transaction, we may seek to engage the services of other professionals for accounting and legal services, enter into investment banking relationships and agreements for corporate public relations, among other services and arrangements. We may also recommend one or more potential underwriters, financial advisors, or other consultants to provide such services.

A potential target company may have a pre-existing agreements with third-party consultants and others which require that the target company continue to utilize the services of others following the conclusion of any Transaction. Additionally, this requirement may be a pre-condition to a target company being presented to us for a potential Transaction. The existence of such a requirement for the continuation of the services of third-parties could be a factor in the selection of a target company.

Terms of a Transaction

In implementing a structure for a particular Transaction, we may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement, or other arrangement with another corporation or entity. In connection with a Transaction, it is likely that our present Management and control shareholders will no longer be in control of the Company. In addition, it is likely that our officers and directors will resign, as part of the terms of the Transaction, and be replaced by new officers and directors.

It is anticipated that any securities issued in any such Transaction would be issued in reliance upon exemption from registration under the Act and applicable state securities laws. In some circumstances, however, as a negotiated element of a Transaction, we may agree to register all or a part of such securities issued in a Transaction, as well other securities that we have issued or agree to issue, including shares issued to our present control shareholders, immediately after the Transaction is consummated or at a specified or times thereafter. If such registration occurs, it will be undertaken by the surviving entity after we have entered into an agreement for a Transaction or have consummated a Transaction and are no longer deemed to be a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in our securities may adversely effect any trading market that may exist, and cause a decline in the market price of our securities in the future, if any such market develops, of which there is no assurance.

While the terms of a Transaction which we may be a party cannot be predicted, it is expected that the parties to any Transaction will desire to avoid the creation of a taxable event. As a result, we believe that we will structure a Transaction in a "tax-free reorganization" under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended (the "Code"). However, it is possible that we will elect to enter into a Transaction that will not be structured as a tax-free reorganization under the Code.

With respect to negotiations with a target company, we expect to focus on the percentage of the Company which target company shareholders would acquire in consideration for the acquisition of a target company. Depending upon, among other things, the target company's assets and liabilities, our present shareholders, Messrs. Craft, Rubin and Heiden, will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any Transaction than at present. Any merger or acquisition Transaction that we complete can also be expected to have a significant dilutive effect on the percentage of shares held by all our shareholders immediately preceding the Transaction.

We intend to enter into a Transaction only after appropriate due diligence and the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will contain certain events of default, and set forth the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing among other terms.

To date, CRCS has paid on behalf of the Company expenses aggregating approximately $3,807 including incorporation and accounting expenses. We will not borrow any funds to make any payments to the Company's management, or to its affiliates, CRCS. If CRCS ceases or becomes unable to continue to pay our operating expenses, however limited, we may not be able to continue to file with the SEC on a timely manner the Quarterly and other reports required under the Exchange Act after filing this Annual Report, nor we will be able to effectively continue to search for an acquisition target with which to enter into a Transaction. In such event, we would seek alternative sources of funds or services, primarily through the issuance of additional securities.

The Board of Directors has passed a resolution which contains a policy that the Company will not seek a Transaction with any entity in which our officers, directors, shareholders or any affiliates or associates serves as an officer or director or holds any ownership interest.

Undertakings and Understandings required of Target Company

As part of a Transaction agreement, it is our intention to seek and obtain certain representations and warranties from a target company regarding its conduct following the Transaction. Such representations and warranties may include:

(i) the agreement of the target company to make all necessary filings and to take all other steps necessary to remain a reporting company under the Exchange Act;
(ii) imposing certain restrictions on the timing and amount of the issuance of additional unrestricted shares, including shares registered on Form S-8 or issued pursuant to Regulation S; and

(iii) giving assurances of ongoing compliance with the Act, the Exchange Act, the General Rules and Regulations of the Securities and Exchange Commission, and other applicable laws, rules and regulations.

A prospective target company should be aware that the market price and volume of its securities, when and if listed for secondary trading, may depend in great measure upon the willingness and efforts of successor management to encourage interest in the Company within the financial community. The Company does not have the market support of an underwriter that would normally follow a public offering of its securities. Initial market makers are likely to simply post bid and asked prices and are unlikely to take positions in the Company's securities for their own account or customers without active encouragement and a basis for doing so. In addition, certain market makers may take short positions in the Company's securities, which may result in a significant pressure on their market price. The Company may consider the ability and commitment of a target company to actively encourage interest in its securities following a Transaction in deciding whether to enter into a transaction with such company.

A Transaction with the Company separates the process of becoming a reporting company from the raising of investment capital through a registration statement under the Act or an available exemption. As a result, a Transaction with the Company normally will not be a beneficial transaction for a target company whose primary reason for becoming a reporting company is the immediate infusion of capital. The Company may require assurances from the target company that it has or that it has a reasonable belief that it will have sufficient sources of capital to continue operations following the Transaction. However, it is possible that a target company may give such assurances in error, or that the basis for such belief may change as a result of circumstances beyond the control of the target company.

Prior to completion of a Transaction, the Company will generally require that it be provided with written materials regarding the target company containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements will be available within a reasonable period of time not to exceed 60 days following the filing of a Form 8-K reporting the Transaction; and other information deemed relevant by us.

Competition

We will remain a minor participant among the firms, which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than us. In view of the Company's combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Management is actively engaged in seeking a qualified private company as a candidate for a business combination. The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

As of the date hereof, management has not made any final decision concerning or entered into any agreements for a business combination. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K. The current shareholders of the Company have agreed not to sell or otherwise transfer any of their common stock of the Company except in connection with a business combination.

The Company does not intend to trade its securities in the secondary market until completion of a business combination. It is anticipated that following such occurrence the Company will take the steps required to cause its common stock to be admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit No.	Description
3 (i)	By-laws (filed as Exhibit 3(i) to the Company's Registration Statement on Form 10-SB/12g, filed on January 26, 2001 and is incorporated herein by reference)
3 (ii)	Articles of Incorporation (filed as Exhibit 3(ii) to the Company's Registration Statement on Form 10-SB/12g, filed on January 26, 2001 and is incorporated herein by reference)
4	Specimen Stock Certificate (filed as Exhibit 3(ii) to the Company's Registration Statement on Form 10-SB/12g, filed on January 26, 2001 and is incorporated herein by reference)
10 (i)	Service Agreement with CR Capital Services, Inc. (filed as Exhibit 10(i) to the Company's Registration Statement on Form 10-SB/12g, filed on January 26, 2001 and is incorporated herein by reference)
10 (ii)	Lock-up Agreement (filed as Exhibit 10(ii) to the Company's Registration Statement on Form 10-SB/12g, filed on January 26, 2001 and is incorporated herein by reference)
99 (i)	Safe-Harbor Compliance Statement for Forward-Looking Statements (filed as Exhibit to the Company's Registration Statement on Form 10-SB/12g, filed on January 26, 2001 and is incorporated herein by reference)
99 (ii)	Chapter 607.0850 of the Florida Statutes (filed as Exhibit to the Company's Registration Statement on Form 10-SB/12g, filed on January 26, 2001 and is incorporated herein by reference)

(b) Form 8-K.

During the quarter ended March 31, 2001, the Company did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Avenue Acquisition II Corp.

By: /s/ Thomas J. Craft, Jr.
Thomas J. Craft, Jr., President
Dated: May 3, 2001
West Palm Beach, FL