Form 10QSB
period 2001-09-30
FIFTH AVENUE ACQUISITION II CORP
filed 2001-10-31
CIK 1123846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

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

Set forth below are the audited financial statements for the Company for the period ended September 30, 2001.

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
TABLE OF CONTENTS

FINANCIAL STATEMENTS FOR THE PERIOD ENDED SEPTEMBER 30, 2001 (Unaudited)
BALANCE SHEET	3
STATEMENT OF OPERATIONS	3
STATEMENT OF CASH FLOWS	3
NOTES TO FINANCIAL STATEMENTS	4

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET
AS OF SEPTEMBER 30, 2001

	Sept. 30, 2001	Dec. 31, 2000
	(Unaudited)
ASSETS

Current Assets
Cash	$1,034	$534
Total Current Assets	$1,034	534
TOTAL ASSETS	$1,034	$534

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accrued Liability	$150	$750
Due to Related Party	3,807	2,307
TOTAL LIABILITIES	3,957	3,057

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $.001 par value, 20,000,000 shares authorized, 1,000,000	1,000	1,000
issued and outstanding
Deficit accumulated during development stage	(3,923)	(3,523)
Total Stockholders' Equity (deficit)	(2,923)	(2,523)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,034	$534
See accompanying notes to financial statements.

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF OPERATIONS
FOR THE PERIOD ENDED SEPTEMBER 30, 2001 (Unaudited)

	Three Months Ended Sept. 30, 2001	Nine Months Ended Sept. 30, 2001	Cumulative Development Stage Amounts
Income	$0	$0	$0
Expenses
Administrative	0	400	3,923
Total expenses	0	400	3,923
NET LOSS	$0	$(400)	$(3,923)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,000,000	1,000,000	1,000,000
See accompanying notes to financial statements.

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED SEPTEMBER 30, 2001 (Unaudited)

	Three Months Ended Sept. 30, 2001	Nine Months Ended Sept. 30, 2001	Cumulative Development Stage Amounts
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$0	$(400)	$750
Decrease in accrued liability	(600)	(600)	(4,523)
Net cash used in operating activities	(600)	(400)	(3,773)

CASH FLOWS FROM INVESTING ACTIVITIES	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	0	0	1,000
Advanced from related party	0	1,500	3,807
Net cash provided by financing activities	0	1,500	4,807

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(600)	500	1,034

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,634	534	0

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,634	$1,034	$1,034

Supplemental Disclosures of Cash Flow Information:
Taxes Paid	$0	$0	$0
Interest Paid	$0	$0	$0
See accompanying notes to financial statements.

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company’s Registration Statement on Form 10-SB filed on January 26, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit No.	Description
3 (i)	By-laws (filed as Exhibit 3(i) to the Company's Registration Statement on Form 10-SB/12g, filed on January 26, 2001 and incorporated herein by reference herein)
3 (ii)	Articles of Incorporation (filed as Exhibit 3(ii) to the Company's Registration Statement on Form 10-SB/12g, filed on January 26, 2001 and incorporated herein by reference herein)
4	Specimen Stock Certificate (filed as Exhibit 3(ii) to the Company's Registration Statement on Form 10-SB/12g, filed on January 26, 2001 and incorporated herein by reference herein)
10 (i)	Service Agreement with CR Capital Services, Inc. (filed as Exhibit 10(i) to the Company's Registration Statement on Form 10-SB/12g, filed on January 26, 2001 and incorporated herein by reference herein)
10 (ii)	Lock-up Agreement (filed as Exhibit 10(ii) to the Company's Registration Statement on Form 10-SB/12g, filed on January 26, 2001 and incorporated herein by reference herein)
10 (ii)(a)	Lock-up Agreement as amended and attached hereto.
13 (i)	The Registrant's Quarterly Report on Form 10-QSB for the three-month period ended March 31, 2001, June 30 and are incorporated by reference herein.
99 (ii)	Chapter 607.0850 of the Florida Statutes (filed as Exhibit to the Company's Registration Statement on Form 10-SB/12g, filed on January 26, 2001and incorporated herein by reference herein)

(b) Form 8-K.

During the quarter ended September 30, 2001, the Company did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Avenue Acquisition II Corp.

By: /s/ Thomas J. Craft, Jr.
Thomas J. Craft, Jr., President
Dated: October 31, 2001
West Palm Beach, FL

EXHIBIT 10 (ii)(a) Look up Agreement

Fifth Avenue Acquisition II Corp.
301 Clematis Street, Suite 3000
West Palm Beach, FL 33401

Re: Lock Up Agreement with Fifth Avenue Acquisition II Corp.

Gentlemen:

As part of the sale of the shares of Common Stock of Fifth Avenue Acquisition II Corp., a blank check company, (the "Company") to the undersigned individually, Thomas J. Craft, Jr., Richard Rubin and Ivo Heiden (the "Holder"), the Holder hereby represents, warrants, covenants and agrees, for the benefit of the Company as owners of the Company's Common Stock, $.001 par value (the "Stock") at the date hereof and during the pendency of this letter agreement (the "Agreement") that the Holder will not transfer, sell, contract to sell, devise, gift, assign, pledge, hypothecate, distribute or grant any option to purchase or otherwise dispose of, directly or indirectly, his shares of Stock of the Company owned by the Holder except to members of the holder’s family, until the Company is no longer classified as a blank check company as defined in Section 7(b)(3) of the Securities Act of 1933, as amended or in connection with a change in control.

The Holder further agrees that the Company (i) may instruct its transfer agent not to transfer such securities (ii) may provide a copy of this letter agreement to the Company's transfer agent for the purpose of instructing the Company's transfer agent to place a legend on the certificate(s) evidencing the securities subject hereto and disclosing that any transfer, sale, contract for sale, devise, gift, assignment, pledge or hypothecation of such securities is subject to the terms of this letter agreement and (iii) may issue stop-transfer instructions to its transfer agent for the period contemplated by this letter agreement for such securities.

This letter agreement shall be binding upon the Holder, his agents, heirs, successors, assigns and beneficiaries until the earlier of the date the Company is no longer classified as a blank check company, the date of change in control or December 31, 2001.

Any waiver by the Company of any of the terms and conditions of this letter agreement in any instance must be in writing and must be duly executed by the Company and the Holder.

The Holder agrees that any breach of this letter agreement will cause the irreparable damage for which there is no adequate remedy at law. If there is a breach or threatened breach of this letter agreement by the Holder, the Holder hereby agrees that the Company shall be entitled to the issuance of an immediate injunction without notice to restrain the breach or threatened breach. The Holder also agrees that the shall be entitled to pursue any other remedies for such a breach or threatened breach, including a claim for money damages.

Agreed and accepted this 25th day of September 2001.

THE HOLDER

By: /s/ Thomas J. Craft, Jr.

By: /s/ Richard Rubin

By: /s/ Ivo Heiden