Form 10KSB
period 2001-12-31
FIFTH AVENUE ACQUISITION II CORP
filed 2002-03-12
CIK 1123846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1994
For the transition period from _______ to _______

Commission File Number: 0-32267

FIFTH AVENUE ACQUISITION II CORP.
(Name of small business issuer in its charter)

Florida	65-1032011
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

301 Clematis Street, Suite 3000, West Palm Beach, FL	33401
(Address of Principal Executive Offices)	(Zip Code)

(561) 651-7336
(Issuer's telephone number)

Securities registered under Section 12 (b) of the Act:
None
(Title of class)

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001
(Title of class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days. Yes [  ] No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer’s revenues for its most recent fiscal year: none

As of December 31, 2001 there were 1,000,000 shares of the issuer's Common Stock issued and outstanding. There is no active trading market in the shares of the Issuer’s common stock at the date of the filing of the Form 10-KSB. Affiliates of the Issuer own all shares of the Issuer’s issued and outstanding common stock. No shares are held by non-affiliates.(*)

Documents incorporated by reference:

There are no documents incorporated by reference in this Annual Report on Form 10-KSB except for certain previously filed exhibits contained in Registrant's Form 10-SB/12g that became effective in March 2001, that are identified in Part III, Item 13.

(*) Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer’s common stock, both of record and beneficially.

TABLE OF CONTENTS
Page
PART I
Item 1. Description of Business.	2
Item 2. Description of Property.	5
Item 3. Legal Proceedings.	5
Item 4. Submission of Matters to a Vote of Security Holders.	6

PART II
Item 5. Market for Common Equity and Related Stockholder Matters.	6
Item 6. Management's Discussion and Analysis or Plan of Operation.	7
Item 7. Financial Statements.	12
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial	18
Disclosure.

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons;	18
Compliance with Section 16(a) of the Exchange Act.
Item 10. Executive Compensation.	20
Item 11. Security Ownership of Certain Beneficial Owners and Management.	21
Item 12. Certain Relationships and Related Transactions.	21
Item 13. Exhibits and Reports on Form 8-K.	22

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Fifth Avenue Acquisition II Corp. (the "Company") was incorporated on August 14, 2000 under the laws of the State of Florida to engage in any lawful business activity, including, but not limited to, entering into one or more selected agreements and/or plans of merger or acquisitions. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholders. The Company may sometimes be referred to as "we", "us", "our" among other such words as may be appropriate.

We filed our Form 10-SB/12g registration statement in order to become a reporting company under the Securities Exchange Act of 1934 (the "Exchange Act") in January 2000, which registration statement became effective in March 2001. We will attempt to locate and negotiate with a third party business entity for the combination of such entity with and into the Company or a duly organized subsidiary (the "Transaction"). The Transaction should be expected to take the form of a merger, stock-for-stock exchange or stock-for-assets exchange and the resulting Transaction should be deemed to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

No assurances can be given that we will be able to locate and then negotiate a Transaction with any entity, or that any such Transaction will result in a successful operating entity.

POTENTIAL ADVANTAGES AND DISADVANTAGES OF BEING A REPORTING COMPANY

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
- required timely filings with the SEC of annual, quarterly and periodic reports under the Exchange Act; and
- compliance with other rules and regulations applicable to corporate governance for reporting companies.

SECURITIES REGISTRATION UNDER THE EXCHANGE ACT OF 1934 DOES NOT CONSTITUTE AN INITIAL PUBLIC OFFERING

Our filing with the SEC of our registration statement under the Exchange Act on Form 10-SB/12g, which became effective involves the registration of our common stock as class of securities under the Exchange Act. This registration under the Exchange Act resulted in our obligation to file reports under the Exchange Act, including this Annual Report on Form 10-KSB and subsequent Quarterly Reports on Forms 10-QSB, and Periodic Reports, when required on Forms 8-K. The registration statement on Form 10-SB/12g does not constitute a  registration statement under the Act for an initial public offering ("IPO"). An IPO, which is declared effective by the SEC under the Act, may provide for the public distribution of securities by a company, and/or issuance and registration for public resale by selling shareholders of such company’s securities. However, certain private companies seeking to enter into a Transaction may find that a Transaction that involves the registration of a class of securities under the Exchange Act, through an effective registration statement on Form 10-SB/12g under the Exchange Act, is more attractive than an IPO for various reasons, which may include the following:

- difficulties in obtaining an underwriter for an IPO at acceptable terms;
- higher costs, including professional legal and accounting fees, underwriting expenses and other costs associated with an IPO;
- possible delays that may occur in the process of preparing, filing and having declared effective by the SEC an IPO registration statement under the Act;
- potential dilution in the equity ownership based upon the issuance and sale of securities by an entity in an IPO; and
- dependence upon any underwriter’s net capital in an amount sufficient to permit an underwriter to give a firm commitment related to the underwriting of an IPO.

On the other hand, certain private companies may find a Transaction that does not include an IPO to be less attractive than an IPO of their securities. Reasons for this may include, among others, the following:

- no investment capital being raised for operations from a registration and sale of securities under the Act;
- no underwriter to create and hopefully sustain a trading market in the registered securities; and
- dependence upon market makers having no established relationship with the entity, resulting from a Transaction to enter quotations reflecting the bid and asked price of such public entity’s securities on a regular basis.

POTENTIAL ENTITIES FOR A BUSINESS COMBINATION TRANSACTION

Reasons for a private business entity to be interested in a Transaction with us may include, among others, the following:

- the ability to use our securities as a reporting company for the future acquisition of assets and/or other businesses;

- the increased likelihood of being able to find an underwriter for a subsequent IPO or other offering of securities under the Act after a Transaction and becoming a reporting company at terms more acceptable and/or advantageous than would otherwise be available to a private non-reporting company;

- being able to become a reporting company under the Exchange Act with less dilution of its equity securities;
- the potential for securing investment capital, whether debt or equity, at terms more favorable than those available to a private company; and
- being able to attract and retain key employees by having available a stock option and/or stock incentive plan with securities registered under the Exchange Act.

We have not yet identified any potential target company with which we would entertain a Transaction, nor have we commenced review or consideration of any private company for such purpose. Nor can there be any assurance as to when or whether we will be successful in entering into any such Transaction. However, we expect that any Transaction will normally involve the transfer to the target private operating company of the majority of our issued and outstanding common stock, and the replacement of our management including control of the board of directors to persons designated by the owners and management of the private company.

No assurances can be given that we will be able to enter into a successful Transaction at terms acceptable to us, nor can we predict with any certainty the terms of any future Transaction. Further, we have no predetermined plan regarding the nature of the business of any future target company nor any particular industry in which such target private company may operate.

Our proposed business activities described herein means that we are classified under applicable SEC rules as a "blank check" company. The SEC and certain states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. We do not intend to issue or sell additional shares or take steps to cause a market to develop in our securities until such time as we shall have successfully concluded a Transaction. Following such a Transaction, it should be expected that we shall no longer be classified by the SEC as a blank check company.

We elected to voluntarily file our Form 10-SB/12g registration statement with the SEC. We will continue to file all reports required under the Exchange Act until a Transaction has occurred, and will engage the services of qualified professionals in addition to CR Capital Services, Inc. ("CRCS"), a Florida corporation having the same officers, directors and shareholders as the Company, in order to prepare and file all such reports on a timely basis.

A Transaction will normally result in a change in control and management of the Company. We intend that in connection with a Transaction to continue to be a reporting company under the Exchange Act, and will continue to file reports under the Exchange Act both prior to any following a Transaction. However, there can be no assurance that we will be able to continue to remain timely, which will be dependent upon continued funding from CRCS and the business, financial conditions and results of operations of the entity being acquired in the Transaction.

Thomas J. Craft, Jr., Richard Rubin and Ivo Heiden are our sole officers, directors and shareholders at present. They are also the sole officers, directors and shareholders of CRCS. We have at present no employees nor are there any other persons than our officers/directors who devote any of their time to our affairs. Further, we have no present intention or plan to hire any employees or consultants. All references herein to our management are to our three officers/directors. The inability at any time of our management to devote sufficient attention to our business and business plan could have a material adverse impact on our operations.

GLOSSARY

"Blank Check" Company: As used herein, a "blank check" company is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies.

Business Combination Transaction: As used herein, such term may be expected to include a merger, stock-for-stock exchange or stock-for-assets exchange between the Company as the Registrant and a target company not yet identified.

The Company: Fifth Avenue Acquisition II Corp., a Florida corporation, with common stock registered under the Exchange Act.
Exchange Act: The Securities Exchange Act of 1934.
Act: The Securities Act of 1933, as amended.

Reference is made to our registration statement on Form 10-SB/12g and the discussion under  "RISK FACTORS ASSOCIATED WITH BLANK CHECK COMPANIES"   incorporated herein by reference in Item I, Part I of our Form-10SB/12g.

ITEM 2. DESCRIPTION OF PROPERTIES.

We have no properties and at this time have no agreements to acquire any properties. The Company currently uses the offices of CRCS at no cost to the Company. CRCS has agreed to continue this arrangement until the Company completes an acquisition or merger. The offices available to the Company consist of executive office facilities of approximately  1,000 square feet in New York, NY and 1,500 square feet in West Palm Beach, FL.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fiscal year ended December 31, 2001 covered by this Annual Report to a vote security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) MARKET PRICE. There is no trading market for the Company's Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, and if such a market does develop, that it will continue. We do not intend to seek to have any market develop in our Common Stock until the conclusion of a business Transaction.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

(i) that a broker or dealer approve a person's account for transactions in penny stocks; and
(ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.
In order to approve a person's account for transactions in penny stocks, the broker or dealer must
(i) obtain financial information and investment experience and objectives of the person; and

(ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form,
(i) sets forth the basis on which the broker or dealer made the suitability determination; and

(ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.

Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

(B) HOLDERS. There are three holders of the Company's Common Stock. The issued and outstanding shares of the Company's Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Act.

(C) DIVIDENDS. The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2001, the Company has sold securities, which were not registered as follows:

Date	Name	Number of Shares	Consideration
August 20, 2000	Thomas J. Craft, Jr.	400,000	$400
August 20, 2000	Ivo Heiden	200,000	$200
August 20, 2000	Richard Rubin	400,000	$400

Mr. Thomas Craft. Jr. is director, shareholder and president of the Company and is also deemed to be a promoter as that term is defined under the Act. With respect to the sales made to Mr. Craft, the Company relied upon Section 4(2) of the Act.

Mr. Ivo Heiden is director, shareholder and vice-president of the Company and is also deemed to be a promoter. With respect to the sales made to Mr. Heiden, the Company relied upon Section 4(2) of the Act.

Mr. Richard Rubin is director, shareholder and corporate secretary of the Company and is also deemed to be a promoter. With respect to the sales made to Mr. Rubin, the Company relied upon Section 4(2) of the Act.

It is the position of the Office of Small Business of the Securities and Exchange Commission (per No Action Letter, NASD Regulation, Inc., dated January 21, 2000) that Rule 144 is not available for resale transactions involving securities sold by promoters and affiliates of a blank check company, and their transferees, and anyone else who has been issued securities from a blank check company, and that securities issued by a blank check company to promoters and affiliates, and their transferees, can only be resold through registration under the Act.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

SEARCH FOR TARGET COMPANY

Our plan is to enter into a Transaction with a target company in exchange for the issuance of shares of our common stock. We have not engaged in any negotiations with any specific entity regarding the possibility of a Transaction, nor engaged the services of any independent third party for such purpose. We have entered into a services agreement with CRCS, which is a controlling affiliate of the Company, to provide us with corporate securities services, to engage an independent public accounting firm to audit the financial statements of the Company filed herewith, and seek out third parties to assist in the search for target companies as potential candidates for a Transaction. The services agreement between the Company and CRCS will continue for a period of two years, subject to the terms of a Transaction. Such Transaction may result in the termination or amendment of the service agreement with CRCS. CRCS has also agreed to fund the expenses associated with the preparation and filing of any Quarterly Reports on Form 10-QSB and has funded the professional accounting fees associated  with the preparation of this Annual Report on Form 10-KSB. Any terms of repayment will be subject to negotiations in connection with  any business Transaction.

Our management team is Thomas J. Craft, Jr., our president, Ivo Heiden, our vice president and Richard Rubin, our corporate secretary, who are also the sole directors of the Company and the sole officers, directors and shareholders of CRCS. The Company's agreement with CRCS is not exclusive and therefore CRCS may enter into agreements with other companies, including blank check companies that have been organized and are similar to the Company, on comparable or different terms than those contained in the CRCS services agreement with the Company. Indeed, CRCS has organized and has prepared and filed a registration statement on Form 10-SB/12g for Fifth Avenue Acquisition II Corp., a Florida corporation in which Messrs. Craft, Heiden and Rubin have the same position as in the Company. CRCS may provide corporate securities services and advice to potential target companies incident to and following a Transaction, and receive payment for such assistance from target companies. In such event, it may be deemed to involve a conflict of interest, which would be disclosed in all appropriate filings and reports with the SEC.

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

MANAGEMENT OF THE COMPANY

The Company has no full time employees. Thomas J. Craft, Jr., Richard Rubin and Ivo Heiden, at present, are our sole officers, directors and shareholders. The member of Management are also the controlling shareholders of CRCS. The member of Management have agreed to allocate a portion of their time to the activities of the Company, including pursuit of a Transaction. As a result potential conflicts may arise with respect to the time commitment by the Management and the potential demands of the Company's activities.

The amount of time devoted by the Management on the activities of the Company cannot be predetermined. Such time may vary widely from an extensive amount when reviewing a potential target company and effecting a Transaction to an essentially passive role when activities of Management focus elsewhere, or some amount in between. It is impossible to state with any precision the exact amount of time the Management will actually be required to spend to locate a suitable target company and negotiate a Transaction. The Management estimates that the business plan of the Company can be implemented by devoting cumulatively approximately 10 to 15 hours per month over the course of several months but such figure cannot be stated with precision.

GENERAL BUSINESS PLAN

Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in or 100% of another business entity, previously defined as a Transaction, which entity desires to pursue the perceived advantages of a Transaction with a corporation which has a class of securities registered under the Exchange Act. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. We anticipate that we may be able to participate in only one potential business venture because at present we have only nominal assets and limited financial and personnel resources. Reference is made to the financial statement and the notes to the financial statements that are included as part of this Annual Report on Form 10-KSB. This lack of diversification should be considered a substantial risk to our investors.

We may seek to enter into a Transaction with an entity which has recently commenced operations, or which wishes to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

We anticipate that the selection of a business opportunity and Transaction in which we elect to participate may involve a high degree of risk. Management believes (but has not conducted any research to confirm) that there are business entities seeking the perceived benefits of a Transaction with a reporting corporation. Such perceived benefits may include those discussed under "POTENTIAL ENTITIES FOR A BUSINESS COMBINATION TRANSACTION" above. Included among such perceived benefits are: the ability to use our securities as a  reporting company for the future acquisition of assets and/or other businesses; the increased likelihood of being able to find an underwriter for a subsequent IPO or other offering of securities under the Act after a Transaction and becoming a reporting company at terms more acceptable and/or advantageous than would otherwise be available to a private company; being able to become a reporting company under the Exchange Act with less dilution of its equity securities; the potential for securing investment capital, whether debt or equity, at terms more favorable than those available to a private company; and being able to attract and retain key employees by having available a stock option and/or stock incentive plan with securities registered under the Exchange Act.

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

To date, has paid on behalf of the Company expenses aggregating approximately $6,355 including incorporation and accounting expenses. We will not borrow any funds to make any payments to the Company's management, or to its affiliates, CRCS. If CRCS ceases or becomes unable to continue to pay our operating expenses, however limited, we may not be able to continue to file with the SEC on a timely manner the Quarterly and other reports required under the Exchange Act after filing this Annual Report, nor we will be able to effectively continue to search for an acquisition target with which to enter into a Transaction. In such event, we would seek alternative sources of funds or services, primarily through the issuance of additional securities.

The Board of Directors has passed a resolution which contains a policy that the Company will not seek a Transaction with any entity in which our officers, directors, shareholders or any affiliates or associates serves as an officer or director or holds any ownership interest.

UNDERTAKINGS AND UNDERSTANDINGS REQUIRED OF TARGET COMPANIES

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

ITEM 7. FINANCIAL STATEMENTS

Set forth below are the audited financial statements for the Company for the period ended December 31, 2001.

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
Fifth Avenue Acquisition II Corp.
(A Development Stage Enterprise)

We have audited the accompanying balance sheet of Fifth Avenue Acquisition II Corp. (a development stage enterprise) as of December 31, 2001 and 2000 the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the period from August 14, 2000 (date of incorporation) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Fifth Avenue Acquisition II Corp. (a development stage enterprise) as of December 31, 2000, and the results of its operations and its cash flows for the period from August 14, 2000 (date of incorporation) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 4 to the financial statements, the Company is in the development stage and will require a significant amount of capital to commence its planned principal operations and proceed with its business plan. As of the date of these financial statements, an insignificant amount of capital has been raised, and as such there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations and/or implement its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grassano Accounting, P.A.
Boca Raton, Florida, March 7, 2002

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET
AS OF DECEMBER 31, 2001 AND 2000

ASSETS

Current Assets
Cash	$1,002	$534
Total Current Assets	1,002	534
TOTAL ASSETS	$1,002	$534

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accrued Liability	$1,500	$750
Due to Related Party	4,857	2,307
TOTAL LIABILITIES	6,357	3,057

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $.001 par value, 20,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Deficit accumulated during development stage	(6,355)	(3,523)
Total Stockholders' Equity (deficit)	(5,355)	(2,523)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,002	$534
See accompanying notes to financial statements are integral part of these financial statements.

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2001 AND
FOR THE PERIOD FROM AUGUST 14, 2000 (DATE OF INCORPORATION) TO DECEMBER 31, 2000

	2001	2000
Income	$-	$-
Expenses
Administrative	32	12
Organization expense	-	461
Professional fees	2,800	3,050
Total expenses	2,832	3,523
NET LOSS	$(2,832)	(3,523)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,000,000	1,000,000
See accompanying notes to financial statements are integral part of these financial statements.

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CHANGES IN
STOCKHOLDER'S EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2001 AND
FOR THE PERIOD FROM AUGUST 14, 2000 (DATE OF INCORPORATION) TO DECEMBER 31, 2000

	Common Stock		Accumulated Deficit During Development Stage	Total
	Shares	Amount
Common stock issuance	1,000,000	$1,000	$-	$1,000
Net loss for the period, August 14, 2000 (date of incorporation) to December 31, 2000	-	-	(3,523)	(3,523)
BALANCE AT DECEMBER 31, 2000	1,000,000	$1,000	$(3,523)	$(3,523)
Net loss for the year			(2,832)	(2,832)
	1,000,000	$1,000	$(6,355)	(5,355)
See accompanying notes to financial statements are integral part of these financial statements.

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2001 AND
FOR THE PERIOD FROM AUGUST 14, 2000 (DATE OF INCORPORATION) TO DECEMBER 31, 2000

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,832)	$(3,523)
Increase in accrued liabilities	750	750

Net cash used in operating activities	(2,082)	(2,773)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	1,000
Advance from related party	2,550	2,307
Net cash provided by financing activities	2,550	3,307

INCREASE IN CASH AND CASH EQUIVALENTS	468	534

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	534	-

CASH AND CASH EQUIVALENTS END OF PERIOD	$1,002	$534

Supplemental Disclosures of Cash Flow Information:
Taxes Paid	$-	$-
Interest Paid	$-	$-
See accompanying notes to financial statements are integral part of these financial statements.

FIFTH AVENUE ACQUISITION I CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations

Fifth Avenue Acquisition II Corp. (a development stage enterprise) ("the Company") was incorporated in Florida on August 14, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination transaction with a domestic entity. As of December 31, 2000, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and the surviving entity’s ability to secure the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Financial instruments, including cash, receivables, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates. At present, the Company does not have any receivables, accounts payable or notes payable.

Impairment of Long-Lived Assets

The Company adopted FASB Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires that impairment losses are to be recorded when long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell. There have been no material adjustments for impairments of long-lived assets.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company’s not having any material operations for the period ending December 31, 2001.

Recent Accounting Pronouncements

In 2000, the Company is subject to the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." Neither statement had any impact on the Company’s financial statements as the Company does not have any "comprehensive income" type earnings (losses) and its financial statements reflect how the "key operating decisions makers" view the business. The Company will continue to review these statements over time, in particular SFAS 131, to determine if any additional disclosures are necessary based on evolving circumstances.

NOTE 2 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock at $0.001 par value. The Company issued 1,000,000 shares of its common stock to its shareholders pursuant to the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, for an aggregate consideration of $1,000.

Preferred Stock

As of December 6, 2000, the Company is authorized to issue 3,000,000 shares of preferred stock par $0.001 par value, which may be divided into series and with the preferences, limitations and relative rights determined by the board of directors. No preferred stock has been issued as of the date of this report.

NOTE 3 - STOCK OPTION PLAN

On January 24, 2001, the board of directors authorized a 2001 Stock Option Plan. The plan is divided into two separate separate equity programs: the Option Grant Programs under which eligible persons may, at the discretion of the Plan Administrator, be granted options to purchase shares of common stock and the Stock Issuance Program under which eligible persons may, at the discretion of the Plan Administrator, be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to the Company (or any Parent or Subsidiary).

NOTE 4 – NET LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding as of December 31, 2000.

NOTE 5 – AGREEMENT WITH RELATED PARTY

On September 10, 2000, the Company signed an agreement with CR Capital Services, Inc. (CRCS), a related party. (The principals of CRCS are the Company’s stockholders.) The Agreement calls for CRCS to provide the following services, without reimbursement from the Company, until the Company enters into a business combination transaction as described in Note 1:

1. Preparation and filing of required documents with the Securities and Exchange Commission, including the Form 10-SB registration statement, and the Annual Report on Form 10-KSB, and Quarterly Reports on Form 10-QSB;

2. Location and review of potential target companies and the preparation and filing of a Form 8-K reporting the transaction;

3. Payment of all professional and accounting fees, and corporate, organizational and other costs incurred by the Company.

As of December 31, 2000, CRCS had advanced the Company $4,857, which is represented in the account due to related party.

NOTE 6 – GOING CONCERN AND MANAGEMENT'S PLANS

As reflected in the accompanying financial statements, during the period from the date of incorporation through December 31, 2001, the Company had no revenues and incurred a net loss of $6,355. In addition, the Company is dependent upon the willingness and ability of CRCS to pay the ongoing expenses of the Company prior to a business combination transaction. These factors, as well as the uncertain conditions the Company faces regarding its ability to successfully conclude a business combination transaction, creates substantial doubt about the Company's ability to continue as a going concern. However, there can be no assurance regarding any terms and conditions of a business combination transaction, if any. To date, the Company has been dependent upon the willingness of its officers, directors and CRCS to provide services without any assurance of cash or other compensation. The Company will continue to be dependent upon the willingness of persons for services, until such time, if ever, that it generates a positive cash flow from operations by the successful conclusion of a business combination transaction.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has not changed accountants since its formation and there are no disagreements with the findings of its accountants.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Name	Age	Positions and Offices Held
Thomas J. Craft, Jr.	35	President
Ivo Heiden	34	Vice President, Treasurer
Richard Rubin	58	Secretary

Thomas J. Craft, Jr., Esq. has served as the Company’s president, a director, a controlling shareholder and a promoter of the Company since its organization in August 2000. Mr. Craft is an attorney practicing law under the laws of the State of Florida. In addition to his positions with the Company, Mr. Craft is the president, corporate counsel, a director and controlling shareholder of CRCS. Mr. Craft also serves as the corporate secretary, corporate counsel and a director of American Diversified Group, Inc., a public company with headquarters in Hickory, NC since March 1996. From July 1994 to December 1997, Mr. Craft was also counsel, secretary and a director of Phoenix International Industries, Inc., a development stage public company located in West Palm Beach, FL. During the past five years, prior to his present positions with the Company, Mr. Craft was engaged in the private practice of law in West Palm Beach, FL. In addition, prior to joining the Company, Mr. Craft served as an Intern for United States Senator, Bob Graham, Florida.

Richard Rubin has served as the Company’s corporate secretary, a director, a controlling shareholder, and promoter of the Company since its organization. During the past five years, Mr. Rubin has been engaged in the business of providing corporate securities consulting services to public companies. At present, in addition to his positions with the Company, Mr. Rubin also serves as corporate secretary, a director and a controlling shareholder of CRCS. Mr. Rubin has served as a corporate securities consultant to American Diversified Group, Inc. since 1995, and has served in the same capacity on behalf of Affordable Telecommunications Technology Corporation, a public company with offices in Houston, TX since February 2000. Mr. Rubin has also provided corporate securities services to Skintek Labs, Inc., a public company with offices in Plantation, FL since early 1999.

Ivo Heiden has served as the Company’s vice-president, a director, a controlling shareholder, and promoter of the Company since its organization. At present, in addition to his positions with the Company, Mr. Heiden also serves as director and a controlling shareholder of CRCS. Mr. Heiden graduated in Finance and International Management from the University of Applied Sciences of Berlin, Germany in 1997. Following his graduation he has worked as a Management Analyst for a privately held company in New York. Prior to his position with the Company, Mr. Heiden has not held any position with any other public company.

There are no agreements or understandings for the officers or directors to resign at the request of another person and the above-named officer and director are not acting on behalf of nor will act at the direction of any other person.

CURRENT BLANK CHECK COMPANIES

The Management of the Company is currently not involved with any other reporting blank check companies, but considers to get involved in creating additional reporting, non-operating companies similar to this one.

CONFLICTS OF INTEREST

The Company's officers and directors have organized and may elect to file registration statements under the Exchange Act on Form 10-SB/12g for addition companies of a similar nature and with a similar purpose as the Company. Consequently, there are potential inherent conflicts of interest in acting as an officer and director of the Company. In addition, insofar as the Management is engaged in other business activities, the Management may devote only a portion of his time to the Company's affairs.

A conflict may arise in the event that other blank check companies with which the Management is affiliated also actively seeks a target company. However, other blank check companies may differ from the Company in certain items such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain blank check company formed after the Company. In such case, a Transaction might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation.

Our Management of Messrs. Craft, Heiden and Rubin are also the principal shareholder of CR Capital Services Inc., a corporate securities compliance and consulting firm with offices located in New York, NY and West Palm Beach, FL. As such, demands may be placed on the time of the Management, which will detract from the amount of time the Management is able to devote to the Company.Our Management intends to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that the Management would not attend to other matters prior to those of the Company. The Management estimates that the business plan of the Company can be implemented by devoting an aggregated amount of time of approximately 10 to 15 hours per month over the course of several months but there can be given no assurance to such figure.

The terms of Transaction may include such terms as the Management remains as directors, officers and shareholders of the Company and/or the continuing corporate securities or other related services of the Company being handled by CRCS. Terms of a Transaction may provide for a payment to our present shareholders and Management in cash or other consideration for the purchase or retirement of all or part of the common stock of the Company by a target company or payment to CRCS in cash or other consideration for continued services to the Company in connection to or following a Transaction. The Management would directly benefit from such employment or payment. Such benefits may influence the Management’s choice of a target company. However, the Management’s beneficial and economic interest in other blank check companies with which the Management may become involved is identical.

We will not enter into a Transaction, or acquire any assets of any kind for our securities, in which management of the Company or any affiliates or associates have any interest, direct or indirect.

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of the Management to the Company.

INVESTMENT COMPANY ACT OF 1940

Although we will be subject to regulation under the Act and the Exchange Act, management believes that we will not be subject to regulation under the Investment Company Act of 1940 insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in Transactions which result in the Company holding passive investment interests in a number of entities we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940. Any violation of such Act would subject the Company to material adverse consequences.

Section 16(a) Beneficial Ownership Reporting Compliance.

Name of Officer/Director	Forms Filed
Thomas J. Craft, Jr.	Forms 3 and 5
Ivo Heiden	Forms 3 and 5
Richard Rubin	Forms 3 and 5

ITEM 10. EXECUTIVE COMPENSATION.

The Management does not receive any compensation for serving as the Company’s officers or directors, and they have not received such compensation in the past, are they accruing any compensation pursuant to any individual employment agreements with the Company. However, the Management of the Company anticipates receiving benefits as shareholders of the Company in addition to the compensation and benefits they shall receive as principals of CRCS, which has entered into a services agreement to perform corporate securities services for the Company both before and after the Transaction. See the discussion under "ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS-Conflicts of Interest" above.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Management.

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award	Securities Underlying Options/SAR	LTIP Payouts	All other compensation
		($)	($)	($)	($)	(#)	($)	($)
Thomas J. Craft, Jr., President	2001	0	0	0	0	0	0	0
Ivo Heiden, Vice President	2001	0	0	0	0	0	0	0
Richard Rubin, Secretary	2001	0	0	0	0	0	0	0

During 2001, we paid no executive compensation, because we lacked the financial resources and because it is not the present intention of the Company to pay and cash or other executive compensation to its executive officers

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class (4)
Thomas J. Craft, Jr. (1)	400,000 shares of common stock	40%
301 Clematis Street, Suite 3000, West Palm Beach, FL 33401
Richard Rubin (2)	400,000 shares of common stock	40%
730 Fifth Avenue, Suite 911, New York, NY 10019
Ivo Heiden (3)	200,000 shares of common stock	20%
730 Fifth Avenue, Suite 911, New York, NY 10019
All Executive Officers and Directors as a Group (3 People)	1,000,000 shares of common stock	100%

(1) Mr. Thomas J. Craft, Jr. is also a shareholder, director and officer of CRCS.
(2) Richard Rubin is also a shareholder, director and officer of CRCS.
(3) Ivo Heiden is also a shareholder and director of CRCS.
(4) Based upon 1,000,000 shares of common stock issued

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has issued a total of 1,000,000 shares of Common Stock to the following control persons for a total of $1,000 in cash:

Name	Number of Total Shares	Consideration
Thomas J. Craft, Jr.	400,000	$400.00
Ivo Heiden	200,000	$200.00
Richard Rubin	400,000	$400.00

Mr. Thomas J. Craft, Jr. is an officer, director and shareholder of the Company and of CRCS. With respect to the issuance and sale of shares by the Company to Mr. Craft, the Company relied upon Section 4(2) of the Act.

Mr. Ivo Heiden is an officer, director and shareholder of the Company and a director and shareholder of CRCS. With respect to the issuance and sale of shares by the Company to Mr. Heiden, the Company relied upon Section 4(2) of the Act.

Mr. Richard Rubin is and officer, director, and shareholder of the Company and CRCS. With respect to the issuance and sale of shares by the Company to Mr. Rubin, the Company relied upon Section 4(2) of the Act.

It is the position of the Office of Small Business of the Securities and Exchange Commission (per No Action Letter, NASD Regulation, Inc., dated January 21, 2000) that Rule 144 is not available for resale transactions involving securities sold by promoters and affiliates of a blank check company, and their transferees, and anyone else who has been issued securities from a blank check company, and that securities issued by a blank check company to promoters and affiliates, and their transferees, can only be resold through registration under the Act.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Index to Exhibits.

Exhibit No.	Description	Page No
3(i)	By-laws (filed as Exhibit 3(i) to the Company's Registration Statement on Form 10-SB/12g, filed on January 26, 2001 and incorporated herein by reference herein)	*
3(ii)	Articles of Incorporation (filed as Exhibit 3(ii) to the Company's Registration Statement on Form 10-SB/12g, filed on January 26, 2001 and incorporated herein by reference herein)	*
4	Specimen Stock Certificate (filed as Exhibit 3(ii) to the Company's Registration Statement on Form 10-SB/12g, filed on January 26, 2001 and incorporated herein by reference herein)	*
10 (i)	Service Agreement with CR Capital Services, Inc. (filed as Exhibit 10(i) to the Company's Registration Statement on Form 10-SB/12g, filed on January 26, 2001 and incorporated herein by reference herein)	*
10 (ii)	Lock-up Agreement (filed as Exhibit 10(ii) to the Company's Registration Statement on Form 10-SB/12g, filed on January 26, 2001 and incorporated herein by reference herein)	*
10 (ii)(a)	Lock-up Agreement as amended and attached to the Form 10-QSB for the period ended September 30, 2001.
99 (ii)	Chapter 607.0850 of the Florida Statutes (filed as Exhibit to the Company's Registration Statement on Form 10-SB/12g, filed on January 26, 2001and incorporated herein by reference herein)	*
23	Consent of Accountants filed herewith
* Incorporated by reference to the Company's Form 10-SB/12g.

EXHIBIT 23 Consent of Accountants

Fifth Avenue Acquisition II Corp.
301 Clematis Street, Suite 3000
West Palm Beach, Fl 33401
March 7, 2002

Re: Consent to include audit report in Form 10-KSB

Gentlemen:

We consent to the inclusion of our Independent Auditor's Report dated March 7, 2002, covering the financial statements from inception through December 31, 2001, in the Form 10-KSB, for Fifth Avenue Acquisition II Corp.

Yours truly,

Grassano Accounting, P.A.
/s/ N. Richard Grassano

(B) REPORTS ON FORM 8-K

During the year ended December 31, 2001, the Company did not file any Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2002

Fifth Avenue Acquisition II Corp.
By: Thomas J. Craft, Jr., President
/s/ Thomas J. Craft, Jr.