Form 10QSB
period 2002-06-30
FIFTH AVENUE ACQUISITION II CORP
filed 2002-07-22
CIK 1123846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Set forth below are the audited financial statements for the Company for the period ended June 30, 2002.

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
FINANCIAL STATEMENTS
JUNE 30, 2002

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
TABLE OF CONTENTS

FINANCIAL STATEMENTS FOR THE PERIOD ENDED JUNE 30, 2002 (Unaudited)
BALANCE SHEET	3
STATEMENT OF OPERATIONS	3
STATEMENT OF CASH FLOWS	3
NOTES TO FINANCIAL STATEMENTS	4

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET
AS OF JUNE 30, 2002

	June 30, 2002	Dec. 31, 2001
	(Unaudited)
ASSETS

Current Assets
Cash	$322	$1,002
Total Current Assets	$322	1,002
TOTAL ASSETS	$322	$1,002

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accrued Liability	$1,873	$1,500
Due to Related Party	4,857	4,857
TOTAL LIABILITIES	6,730	6,357

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $.001 par value, 20,000,000 shares authorized, 1,000,000	1,000	1,000
issued and outstanding
Deficit accumulated during development stage	(7,408)	(6,355)
Total Stockholders' Equity (deficit)	(6,408)	(5,355)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$322	$1,002
See accompanying notes to financial statements.

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF OPERATIONS
FOR THE PERIOD ENDED JUNE 30, 2002 (Unaudited)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001	August 14, 2000 (Inception) to June 30, 2002
Income	$-	$-	$-	$-	$-
Expenses
Administrative	659	-	1,953	400	7,408
Total expenses	659	-	1,953	400	7,408
NET LOSS	$(659)	$-	$(1,953)	$(400)	$(7,408)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000
See accompanying notes to financial statements.

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED JUNE 30, 2002 (Unaudited)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001	August 14, 2000 (Inception) to June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,053)	$(400)	$(7,408)
Decrease in accrued liability	373	-	1,873
Net cash used in operating activities	(680)	(400)	(5,535)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	1,000
Advanced from related party	-	1,500	4,857
Net cash provided by financing activities	-	1,500	5,857

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(680)	1,100	322

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,002	534	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$322	$1,634	$322

Supplemental Disclosures of Cash Flow Information:
Taxes Paid	$-	$-	$-
Interest Paid	$-	$-	$-
See accompanying notes to financial statements.

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

To date, CRCS has paid on behalf of the Company expenses aggregating approximately $7,408 including incorporation and accounting expenses. We will not borrow any funds to make any payments to the Company's management, or their affiliate, CRCS. If CRCS ceases or becomes unable to continue to pay our operating expenses, however limited, we may not be able to continue to file with the SEC on a timely manner the Quarterly and other reports required under the Exchange Act, nor we will be able to effectively continue to search for an acquisition target with which to enter into a transaction. In such event, we would seek alternative sources of funds or services, primarily through the issuance of additional securities.

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

(b) Form 8-K.

During the quarter ended June 30, 2002, the Company did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Avenue Acquisition II Corp.

By: /s/ Thomas J. Craft, Jr.
Thomas J. Craft, Jr., President
Dated: June 22, 2002
West Palm Beach, FL