Form 10QSB
period 2002-09-30
FIFTH AVENUE ACQUISITION II CORP
filed 2002-11-20
CIK 1123846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Set forth below are the financial statements for the Company for the period ended September 30, 2002.

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
FINANCIAL STATEMENTS
September 30, 2002

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
TABLE OF CONTENTS

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET
AS OF SEPTEMBER 30, 2002

	Sept. 30, 2002	Dec. 31, 2001
	(Unaudited)
ASSETS

Current Assets
Cash	$77	$1,002
Total Current Assets	77	1,002
TOTAL ASSETS	$77	$1,002

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accrued Liability	$2,786	$1,500
Due to Related Party	4,857	4,857
TOTAL LIABILITIES	7,643	6,357

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $.001 par value, 20,000,000 shares authorized, 1,000,000	1,000	1,000
issued and outstanding
Deficit accumulated during development stage	(8,566)	(6,355)
Total Stockholders' Equity (deficit)	(7,566)	(5,355)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$77	$1,002
See accompanying notes to financial statements.

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF OPERATIONS
FOR THE PERIOD ENDED SEPTEMBER 30, 2002 (Unaudited)

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2002	August 14, 2000 (Inception) to September 30, 2002
Income	$-	$-	$-	$-	$-
Expenses
Administrative	1,158	-	2,211	400	8,566
Total expenses	1,158	-	2,211	400	8,566
NET LOSS	$(1,158)	$-	$(2,211)	$(400)	$(8,566)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000
See accompanying notes to financial statements.

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED SEPTEMBER 30, 2002 (Unaudited)

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001	August 14, 2000 (Inception) to September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,211)	$(400)	$(8,566)
Decrease in accrued liability	1,286	(600)	2,786
Net cash used in operating activities	(925)	(1,000)	(5,780)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	1,000
Advanced from related party	-	1,500	4,857
Net cash provided by financing activities	-	1,500	5,857

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(925)	500	322

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,002	534	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$77	$1,034	$322

Supplemental Disclosures of Cash Flow Information:
Taxes Paid	$-	$-	$-
Interest Paid	$-	$-	$-
See accompanying notes to financial statements.

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

To date, CRCS has paid on behalf of the Company expenses aggregating approximately $8,566 including incorporation and accounting expenses. We will not borrow any funds to make any payments to the Company's management, or their affiliate, CRCS. If CRCS ceases or becomes unable to continue to pay our operating expenses, however limited, we may not be able to continue to file with the SEC on a timely manner the Quarterly and other reports required under the Exchange Act, nor we will be able to effectively continue to search for an acquisition target with which to enter into a transaction. In such event, we would seek alternative sources of funds or services, primarily through the issuance of additional securities.

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

Item 3. Controls and Procedures

a. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

b. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit No.	Description
3 (i)	By-laws (filed as Exhibit 3(i) to the Company's Registration Statement on Form 10-SB/12g, filed on January 26, 2001 and incorporated herein by reference herein)
3 (ii)	Articles of Incorporation (filed as Exhibit 3(ii) to the Company's Registration Statement on Form 10-SB/12g, filed on January 26, 2001 and incorporated herein by reference herein)
4	Specimen Stock Certificate (filed as Exhibit 3(ii) to the Company's Registration Statement on Form 10-SB/12g, filed on January 26, 2001 and incorporated herein by reference herein)
10 (i)	Service Agreement with CR Capital Services, Inc. (filed as Exhibit 10(i) to the Company's Registration Statement on Form 10-SB/12g, filed on January 26, 2001 and incorporated herein by reference herein)
10 (ii)	Lock-up Agreement (filed as Exhibit 10(ii) to the Company's Registration Statement on Form 10-SB/12g, filed on January 26, 2001 and incorporated herein by reference herein)
10 (ii)(a)	Lock-up Agreement as amended and attached hereto.
99 (ii)	Chapter 607.0850 of the Florida Statutes (filed as Exhibit to the Company's Registration Statement on Form 10-SB/12g, filed on January 26, 2001and incorporated herein by reference herein)
99 (iii) 1	Chief Executive Officer Certification
99 (iii) 2	Chief Financial Officer Certification

(b) Form 8-K.

During the quarter ended September 30, 2002, the Company did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Avenue Acquisition II Corp.

By: /s/ Thomas J. Craft, Jr.
Thomas J. Craft, Jr., CEO and Chairman
Dated: November 18, 2002
West Palm Beach, FL

By: /s/ Richard Rubin
Richard Rubin, CFO and Director
Dated: November 18, 2002
New York, NY