Form 10KSB
period 2005-12-31
Specialized Services, Inc.
filed 2007-10-05
CIK 1123846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
___________________________

☒                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐                        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-32267

SPECIALIZED SERVICES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Michigan	38-2781857
(State of Incorporation)	(I.R.S. Employer Identification No.)

23077 Greenfield Road, Suite 470, Southfield, MI	48075
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code: (248) 557-1030

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

On October 4, 2007, the Registrant had 36,300,000 shares of common stock outstanding. On October 4, 2007, the aggregate market value of the 7,310,000 common stock held by non-affiliates of the Registrant was approximately $73,100.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of Specialized Services, Inc. (hereinafter the "Company", "We" or the "Registrant") discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-KSB that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. For a more detailed discussion of the foregoing risks and uncertainties, see "Risk Factors".

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

The Business of  Specialized Services

Specialized Service Inc., was founded in January 1988 as a Michigan s-corporation and in 2005 changed to a c-corporation. The Company is in the fuel services distribution business, principally to its truck fleet customers ("Fuel Services"). Through our distribution group, we negotiate with fuel providers, such as truck stops across the United States,  for volume discounts for our fleet customers. The Company also negotiates with its truck fleet customers,  based upon their fuel use requirements and committed volume needs, in order to provide the best prices discounts. The Fuel Services provided by the Company include coordination of our truck stop directory with negotiated pricing with truck stops and cost per gallon on a cost plus basis or a discount at point of sale, together with use of a fuel credit card provided by a third party biller. These cards are made available to fleet truck drivers, so that over the road purchases of fuel can be tracked, volume commitments and discounts evaluated and efficiencies provided to our customers and increased truck flow to the truck stop providers of fuel. In the fiscal years ended December 31, 2005 and December 31, 2004, we gross billings of 28,9 million and $35.6 million, respectively. Distribution of fuel product represented approximately 80% of gross billings in 2005 and approximately 87% of gross billings in 2004.

We have established a tracking system to monitor fuels costs across the US, because of the substantial variation and constant fluctuation of fuel costs. Our Fuel Services program determines the amounts due our trucking company customers, based upon invoices from all truck stops, collection of rebates earned by our trucking fleets, for which we are paid a monthly fee that we negotiate. We believe our Fuel Services program and the initiatives we have implemented have lowered our cost structure, improved the economics we can offer our truck fleet customers and strengthened our ability to add to our services program.

The Company's Business Strategy

Since its inception, the Company's strategy has been to grow as a Fuel Services provider to truck fleet customers in the US. The Company seeks to continue to expand its position as a regional leader in servicing fuel distribution and in offering enhanced services to the fuel user industry.

Our business strategy is to use our competitive strengths to achieve sales and earnings growth. As principal elements of our strategy, we intend to:

  Grow Sales to New Fuel Users: We are moving beyond our historic market of truck fleets principally in the Midwest and have targeted two key growth sectors. First, we are focusing on branding our Fuel Services program for retailers, including highway stations and truck stops nationally, which have demonstrated significant sales volume. Second, we are concentrating on neighborhood retailers such as independent gas stations.
  Grow Related Services: Develop a network of diesel fuel distribution to 160 major markets in the US utilizing our established Fuel Services network and programs; Establish an in-transit service of providing truck tire, wheel and battery repairs across the US and Canada; Offer truck freight brokerage services for freight; and Offer pre-paid fuel cards for major suppliers of truck fuel nationally.
  Continue to Improve Working Capital Management and Reduce Costs: We intend to improve our working capital management primarily by improving our turnover rates. To do this, we will continue to improve procurement management practices, further develop our central procurement operations, improve ad forecasting with our customers, effectively manage alternative channels of fuel product sourcing, invest in systems enhancements and invest in expanding our tanker truck fleet. In addition, to strengthen our position as a low-cost distributor of fuel products, we have instituted a "culture of thrift" among our employees and developed initiatives to reduce our expenses through our low cost pursuit program.

Competition

The markets in which we operate are highly competitive. We compete in our Fuel Service business and several of other services against many companies in fragmented, highly competitive markets and we have fewer resources than some of those companies. Our business competes in the area of fuel distribution principally on the basis of the following factors: service quality, reputation, technical expertise and reliable service. Competitive pressure and other factors could cause us additional difficulties in acquiring market share or could result in decreases in our margins, either of which could have a material adverse effect on our financial position and results of operations.

The Company believes it has the following competitive strength:

Low-Cost, High-Volume Distribution System:

We have established our Fuel Services program as a services capable of providing truck fleets with cost savings based upon high volume nationally, together with the means to track costs, savings and usage, through our third party billing card. With high volume comes the opportunity to operate more efficiently by leveraging costs. Our efficient and productive operations have enhanced our ability to provide customers with competitive pricing of their fuel product needs which advantage improves customer acquisition and retention.

Efficient Centralized Purchasing:

Management decisions and vendor negotiations provide customers with cost savings for their fuel products, which services are from our centralized location dealing with the Company for a fee. We believe our customer support center is one of the largest volume-buying locations of fuel products in tour markets. Centralized purchasing generates economies of scale because it enables us in one location to contract for the purchase of fuel products more efficiently by eliminating redundancy involved in purchasing through multiple locations, which we believe increases our leverage with wholesale fuel providers. We believe that our centralized purchasing capabilities are valuable to our customers, the truck fleets which operate nationally.

Diverse Distribution  Base:

We have arrangements with fuel distributors at approximately 3,000 fuel stations under a wide variety of formats across the United States. Further, we provide our Fuel Services program to approximately 12 truck fleet customers.

Successful Price Strategy: We negotiate with fuel providers, typically truck stocks, to keep fleet prices for fuel products low by leveraging our existing distribution and wholesale purchasing capabilities and maintaining a lower cost structure associated with operating these distribution networks. We believe this strategy will become increasingly profitable because we focus on high-turnover, employ flow-through distribution methods that eliminate product storage operating costs and handling expense.

Many of our competitors have achieved significant national brand name recognition as fuel distributors and have extensive promotional programs. Our Fuel Services program uses equipment and technology that is widely available. Accordingly, barriers to entry, apart from capital availability, are low in our business, and the entrance of new competitors into the fuel distribution market may reduce our ability to capture improving profit margins. However, we believe that our comprehensive Fuel Services program, which includes pre-negotiated fuel discounts from wholesalers/retailers based upon volume commitments and pre-negotiated customer base with fleet truck operators nationally, provides advantages to both the supplier and the customer at reasonable costs. The Company's ability to compete successfully will depend on our success at retaining current customers and penetrating new targeted markets. There can be no assurance that the Company will be able to compete successfully, that its services will continue to meet with customer approval, that competitors will not develop and market their distribution services that are similar or superior to our services or that the Company will be able to successfully enhance its services.

Principal Suppliers

The Company has contractual arrangements with over 8 fuel distribution centers, many of which operate multiple truck stops and other similar facilities nationally. The Company does not believe that it is dependent upon any single fuel distributor.

Dependence on Major Customers

The Company does not depend on any major customers other than Churchill of Detroit, B & W Interstate and Cimarron Transportation, which accounted for 22%, 23% and 7% of our revenues during the past year.

Employees

As of October 4, 2007, the Company had 7 full time employees including its executive officers. No employees are covered by a collective bargaining agreement. The Company's management considers relations with its employees to be satisfactory.

Risk Factors

Investing in our common stock will provide an investor with an equity ownership interest. Shareholders will be subject to risks inherent in our business. The performance of our shares will reflect the performance of our business relative to, among other things, general economic and industry conditions, market conditions and competition. The value of the investment may increase or decrease and could result in a loss. An investor should carefully consider the following factors as well as other information contained in this annual report on Form 10-KSB.

This annual report on Form 10-KSB also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risk factors described below and the other factors described elsewhere in this Form 10-KSB.

RISK FACTORS RELATED TO OUR BUSINESS

Increasing costs of truck fuel directly affects our costs and may negatively impact our margins.
The fuel distribution business in which we operate relies upon the ability to negotiate cost savings from truck fuel distribution centers fulfill distribution requirements to our retail customers, which include truck stops, gas stations and other gas retailers. The recent steep increase in the cost of automotive/truck fuel including gasoline and diesel fuel has increased our operating expenses and reduced our profit margins. If the strategies we have developed in response to these changing market conditions are not successful, it could harm our financial condition and business prospects.

The fuel distribution business is a low-margin business and is sensitive to economic conditions.
Substantially all of the revenues we derive are from the distribution of fuel products that we buy from regional refiners and larger third party distributors, which we sell to retailers of fuel products for the automotive/truck industry. Our business is highly competitive and discounts are required in order to secure and maintain customers for our fuel distribution services. This industry is characterized by a high volume of sales with relatively low profit margins. A significant portion of our sales are at prices that are based on product cost plus a percentage markup. Consequently, our results of operations may be negatively impacted when fuel prices fluctuate in ways that we do not anticipate. The fuel distribution industry is also sensitive to national and regional economic conditions, and the demand for our fuel products may be adversely affected from time to time by economic downturns. Additionally, our distribution business is sensitive to increases in fuel and other transportation-related costs.

Because we are engaged in the fuel service distribution business, we may face the risks associated with environmental damages that may occur.
Notwithstanding the fact that we do not take take possession of and do not deliver fuel, our services and operations may be subject to various laws, regulations and judicial and administrative orders concerning protection of the environment and human health, including provisions regarding the transportation, storage, distribution, disposal or discharge of certain materials. We cannot assure you that environmental regulations may not be adopted that impact our procedures or potentially increase liability to limit environmental damages.  If such regulations are adopted, they would also apply to others in our industry, but we cannot determine whether we will be readily able to comply with new but unanticipated regulations of the U.S. Environmental Protection Agency and by similar state agencies. In the event that claims are asserted against us for environmental damages, whether or not we are found to be liable, we could be materially adversely affected because of the costs associated with defending against any environmental claims.

Dependence upon affiliate for funding
The Registrant is dependent upon the funding from its chief executive officer and the Company's ability to arrange a revolving credit line. We may need additional financing in order to expend our fuel distribution services. There can be no assurance that additional financing will be available at terms and conditions acceptable to the Company.

We may experience adverse impacts on our results of operations as a result of adopting new accounting standards or interpretations.
Our implementation of and compliance with changes in accounting rules, including new accounting rules and interpretations, could adversely affect our operating results or cause unanticipated fluctuations in our operating results in future periods. For example, we will be required by the Sarbanes-Oxley Act of 2002 to begin filing an annual report on the effectiveness of our internal controls. Although we believe our internal controls are operating effectively, and we have committed internal resources to ensure compliance, we cannot guarantee that we will not have any material weaknesses as reported by our auditors and such determination could materially adversely affect our business.

Competition
While we believe that we are competitive and have established presence in the market in which we operate. We may face significant competition in our efforts to market and sell our new Fuel Services. Further we could face competition from our customers, if they determine to directly negotiate with fuel providers. Many of our customers are well-established and possess far greater financial, human and other resources than does the Registrant.

We will compete against many companies in fragmented, highly competitive markets and we have fewer resources than some of those companies. Our business sectors compete principally on the basis of the following factors: quality of service; establishing and maintaining relationships with fuel providers for our customer; expertise, reputation and efficiency. Competitive pressures, including those described above, and other factors could cause us additional difficulties in acquiring market share or could result in decreases in margins, which are already low, could have a material adverse effect on our financial position and results of operations. From time to time, the intensity of competition results in price discounting in a particular industry or region. Such price discounting puts pressure on margins and can negatively impact operating profit.

We rely heavily on fuel commodities in our distribution business and price fluctuations can have a material and adverse affect on the cost structure of our business
We are exposed to fluctuations in market prices for various fuels. The rising price of fuel can have an impact on our cost structure. At this time, we are unable to predict the potential impact of future increases in fuel commodity costs on the cost of our distribution business, or our ability, if any, to increase the selling price of our services to cover such costs. We have not established arrangements to hedge rising fuel commodity prices and, where possible, to limit near-term exposure to fluctuations in fuel prices. As a result, the cost to distributing fuel may rise at a time when we are unable to increase the selling price of such products.

A disruption or termination of our relationships with certain suppliers could have a material adverse effect on our operations
Disruption or termination of supplier relationships could have a material adverse effect on our Fuel Service operations. It may be difficult and we would be materially adversely affected if we had to develop entirely new relationships with truck stops, our major source of fuel for our customers, as fleet truck drivers are typically loyal customers of particular facilities. We believe that alternative sources could be obtained, if necessary, but the inability to obtain sufficient quantities or the need to develop alternative sources, and retain our customers, if and as required in the future, could result in delays or reductions in volume which in turn may have an adverse effect on our operating results and customer relationships.

Actual results could differ from the estimates and assumptions that we use to prepare our financial statements
To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions, as of the date of the financial statements, which affect the reported values of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include: contract costs and profits and revenue recognition; increasing fuel costs further narrowing our margins; continued acceptance of our Fuel Services program and new initiatives.

Our dependence on one or a few customers could adversely affect us
The Company has been dependent upon its ability to market its service to a limited number of major fleet truck customers. If any of these major customers terminated its relationship with the Company, whether as the result of advances by competitors, or otherwise, the business operations and financial condition of the Company could be adversely effected.

Our failure to attract and retain qualified personnel, including key officers, could have an adverse effect on us
Our ability to attract and retain qualified personnel, and other professional personnel in accordance with our needs is an important factor in determining our future success. Our ability to be successful depends in part on our ability to attract and retain skilled laborers in our businesses. Demand for these workers can at times be high and the supply extremely limited. Our success is also highly dependent upon the continued services of our key officers, David E. Joseph, our Chairman and CEO. We have no "key" man insurance on the lives of any executive officer.

We may need additional capital to fund our operations
Our cash reserves may not be adequate to cover our costs of operations. We expect to fund our general operations and marketing activities for the next twelve months with our current cash reserves and the funding provided or arranged for us by our officers or affiliates. However, unexpected expenses or increases in costs may arise. There is no assurance we can raise the additional capital if needed. If additional funds are required we may be required to sell our securities or seek debt financing, but there can be no assurance that such financing will be at terms satisfactory to us.

Terrorist attacks and other acts of violence or war may affect the markets in which we operate, our operations and our margins.
Terrorist attacks may negatively affect our operations because they would invariably increase the cost of fuel, reduce the transportation industry generally and on fleet truck operators specifically. There can be no assurance that there will not be further terrorist attacks against the United States or U.S. businesses. Potential targets for terrorist attacks include the fuel refineries, fuel storage facilities and fuel tanker trucks. These attacks or armed conflicts may directly impact fuel tanker trucks or the facilities of our suppliers or customers. Furthermore, these attacks may make travel and the transportation of our fuel supplies more difficult and more expensive and ultimately affect our sales. The consequences of any of uncertainties are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or your investment. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They also could result in economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in the volatility of the market price for our securities and on the future price of our securities.

RISK FACTORS RELATED TO MARKET OF OUR COMMON STOCK

You cannot be sure that an active trading market will develop or be sustained for our common stock.
Before the merger of SSI with and into Fifth Avenue Acquisition II Corp., there was no established trading market for the shares of common stock of the Registrant. We intend to make application to the OTC bulletin board to have our shares become eligible for quotation and there can be no assurance that such application will be successful, or the time that this process may require. Further, in the event that we are successful in being listed on the OTCBB, there can be no assurance regarding the market price of our shares. In addition, the liquidity of any trading market in the shares, and the market price quoted for the shares, may be adversely affected by changes in the overall market for securities generally and by changes in our financial performance or prospects for companies in our industry generally. As a result, you cannot be sure that an active trading market will develop or be sustained for our shares.

There is no Active Trading Market for our Common Stock
Our common stock is subject to quotation on the Pinksheets. There can be no assurance that an active trading market will commence in our securities as a result of being a reporting company. Further, in the event that an active trading market commences, there can be no assurance as to the level of any market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

State Blue Sky Registration; Potential Limitations on Resale of our Securities
The class of common stock registered under the Exchange Act has not been registered for resale under the Act or the "blue sky" laws of any state. The holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

It is the intention of the management to seek coverage and publication of information regarding the Company in an accepted publication which permits a manual exemption. This manual exemption permits a security to be distributed in a particular state without being registered if the Company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a nonissuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they "recognize securities manuals" but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

Dividends Unlikely
We do not expect to pay dividends for the foreseeable future. The payment of dividends, if any, will be contingent upon our future revenues and earnings, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our board of directors. It is our intention to retain all earnings for use in the business operations and accordingly, we do not anticipate that the Company will declare any dividends in the foreseeable future.

Possible Issuance of Additional Securities
Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock, par value $0.0001 and 10,000,000 shares of preferred stock, par value $0.0001. At the date of filing this Form 10-KSB, we have 36,300,000 shares of common stock issued and no preferred shares issued. We may issue additional shares of common stock in connection with any future acquisitions of operating businesses or assets. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

Compliance with Penny Stock Rules
Our securities, if it becomes subject to quotation on any trading market, will initially be considered a "penny stock" as defined in the Exchange Act and the rules thereunder, since the price of our shares of common stock is likely to be less than $5. Unless our common stock will otherwise be excluded from the definition of "penny stock," the penny stock rules apply with respect to that particular security. The penny stock rules require a broker-dealer prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements, if applicable, could additionally limit the level of trading activity for our common stock and could make it more difficult for investors to sell our common stock.

Shares eligible for future sale.
As of October 4, 2007, the Company had 36,300,000 shares of common stock issued and outstanding. 7,310,000 of such shares are freely tradable in the public market (except by affiliates of the Company) and 28,990,000 shares are "restricted" as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of one year may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one percent (l%) of (a) the Company's issued and outstanding Common Stock or (b) the average weekly trading volume of the Common Stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a two-year holding period. However, all of the current shareholders of the Company owning 1% or more of the issued and outstanding Common Stock are subject to Rule 144 limitations on selling.

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

The Company has a lease on a 3,296 square foot industrial facility in Southfield, MI that serves as its administrative and sales offices and center for its Fuel Services distribution business. The monthly rent for this leased property is $4,120. This facility has sufficient capacity to meet the Company's anticipated needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

The Registrant's officers and directors are not aware of any threatened or pending litigation to which the Registrant is a party or which any of its property is the subject and which would have any material, adverse effect on the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended December 31, 2005, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
The Registrant's common stock became subject to quotation on the Pinksheets under the symbol SPSV in February 2007. To the best knowledge of the Registrant, there has been no liquid trading market for approximately the past three years. The following table shows the high and low bid prices for the Registrant's common stock during the last three fiscal years as reported by the National Quotation Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	Fiscal 2005		Fiscal 2004		Fiscal 2003
	High	Low	High	Low	High	Low
First Quarter ended December 31,	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Second Quarter ended September 30,	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Third Quarter ended June 30,	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Fourth Quarter ended March 31,	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

Approximate Number of Holders of Common Stock: On October 4, 2007, there were approximately 35 shareholders of record of our common stock.

Dividend Policy

Holders of our common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore. There are no restrictions in our articles of incorporation or by-laws that restrict us from declaring dividends.

Equity Compensation Plans

In June 2005, the Company's board of directors approved an employee incentive plan and issued 900,000 shares under such plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS Back to Table of Contents

The following discussion contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

The following discussion should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report.  The following discussion contains forward-looking statements reflecting our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this report, particularly in the section entitled "Risk Factors".

Gross Billings and Net Revenues

Gross billings for the year ended December 31, 2005 were $28,939,215 compared to gross billings of $35,663,999 during the year ended December 31, 2004. The decrease in billings was principally a result of changes in the economic environment and higher costs of fuel because of lower refinery production. Our direct costs during 2005 were $28,654,469 compared to $35,310,661 in 2004. We had net revenues of $284,746 in 2005 compared to net revenues of $353,338 in 2004.

General and administrative expenses

In 2005, general and administrative expenses totaled $304,261 compared to $243,783 in 2004.

Operating Income (loss)

Our operating loss was $19,515 in 2005 compared to an operating income of $79,137 in 2004.

Net Income

Our net income in 2005 was $6,344 compared to $67,206 in 2004.

Liquidity and Capital Resources

Cash provided by operating activities during 2005 was $21,700 compared to cash provided by operating activities of $37,838 in 2004. During 2005 and 2004, the Company used $19,293 and $20,607, respectively, in financing activities consisting mainly of utilizing existing credit lines.

There are no limitations in the Company's articles of incorporation on the Company's ability to borrow funds or raise funds through the issuance of restricted common stock. The Company's limited resources and lack of having cash-generating business operations may make it difficult to borrow funds or raise capital. The Company's limitations to borrow funds or raise funds through the issuance of restricted capital stock may have a material adverse effect on the Company's financial condition and future prospects, including the ability to execute its business plan. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

Off-Balance Sheet Arrangements

As of December 31, 2005 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2005 we did not have any Contractual Obligations and Commitments.

Critical Accounting Policies

Basis of Accounting

The Company uses the accrual basis of accounting for financial statement reporting. Accordingly, revenues are recognized when products are delivered and services are rendered, and expenses are recognized when the obligation is incurred. The reported gross billings figure represents the total amount of fuel and telecommunications products and services that were purchased from the Company during the year by its customers.

Cash and Cash Equivalents

The Company considers certificates of deposit and other highly liquid investments with original maturities of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line and accelerated methods over the estimated useful life of each asset. See Note 2.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

The Company, with the consent of its stockholders, had elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code for period prior to 2005. Instead of paying federal corporate income taxes, the stockholders of an S Corporation are taxed individually on their proportionate share of the Company’s taxable income. In 2005, the Company revoked its S-election and began paying tax as a C-corporation. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes which require the use of the liability method of accounting for income taxes. The Company does not have deferred tax assets or liabilities at December 31, 2005. The Company is subject to Michigan corporate income taxes.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

In addition, the Company extends credit to customers in the normal course of business. The Company monitors the account receivable balances and does not expect significant collection problems.

Income Per Share

Income per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 are attached to this annual report.

Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of December 31, 2005, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls. During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(A) Back to Table of Contents

Name	Age	Title	Date Became Executive Officer
David E. Joseph	60	Chief Executive Officer, President and Chairman	10/2005
Michael B. Jackson	54	Chief Financial Officer, Vice President and Director	10/2005
Christopher Aldridge	44	COO and Director	10/2006
Dennis Davenport, Esq.	60	Corporate Counsel and Director	08/2006

All of the officers have held these positions and/or directorships with us since April 2005. Officers are not elected for a fixed term of office but hold office until their successors have been elected.

David E. Joseph, CEO, President and Chairman - Mr. Joseph was one of the three founders of SSI in 2000. Prior to the organization of SSI, Mr. Joseph was employed by Ford Motor Company, Dearborn, MI where he had positions of increasing responsibility including supervisory and management positions. Mr. Joseph holds an MBA degree in management from the University of Detroit and a B.A.A. degree in accounting from the Detroit Institute of Technology. Mr. Joseph is a Board Member of the Mitchell Ross Foundation and the Larry Doss Foundation and is Secretary of the Board of Don Bosco Hall.

Michael B. Jackson, CFO, Vice President and Director - Mr. Jackson is also one of the three founders of SSI in 2000. Prior to the organization of SSI, Mr. Jackson served as manager of credit for Meadowdale Foods, Inc., Detroit, MI, where he implemented a program for improvement of internal financial reporting systems and managed an inventory loan portfolio of $16 million, among other duties. From 1982 to 1985, Mr. Jackson was an independent auditor for Commercial Services, Inc., Madison Heights, MI, where he was responsible for insurance audits and risk assessment. Mr. Jackson holds a B.A. in economics from Morehouse College, Atlanta, GA and and attended Dartmouth College, Tuck School of Business, Hanover, NH in 1995-96.

Christopher B. Aldridge, COO and Director - Mr. Aldridge became the COO and a director of the Company in August 2006. Since May 2006, Mr. Aldridge is the CEO of Good Faith Homes. From April 2004 to May 2005 Mr. Aldridge was an Executive Vice President for FIMCO, a national mortgage company. Form October 2002 to April 2003, Mr. Aldridge was the president of the Charter One Community Development Ban in Cleveland. Mr. Aldridge graduated from Harvard College, Cambridge, MA with a B.A. in Economics and graduated with a Juris Doctor from Wayne State University in 1993.

Dennis Davenport, Esq., Corporate Counsel and Director - Prior to joining the Company as counsel in 2006, Mr. Davenport owned and managed the Hawthorn Suites Hotel in Southfiled, MI from 2002 to 2006. Mr. Davenport also owned and operated two McDonald franchises from 1988 to 2001 in Michigan. Prior to owning and operating two businesses he worked as staff attorney for General Motors from 1983 to 1988. Mr. Davenport holds a Juris Doctor from the University of Michigan and holds a Master of Arts from the Michigan State University.

ITEM 10. EXECUTIVE COMPENSATION Back to Table of Contents

The following table contains the executive compensation to the chief executive officer of the Company for the periods set forth below.

Summary Compensation Table
Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

David E. Joseph, CEO, President	2005	---	---	---	---	---	---
	2004	---	---	---	---	---	---
	2003	---	---	---	---	---	---
Michael B. Jackson, CFO, Vice President	2005	---	---	---	---	---	---
	2004	---	---	---	---	---	---
	2003	---	---	---	---	---	---

The Company has no employment agreement with any of its officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of October 4, 2007, the Registrant had 36,300,000 shares of common stock issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	David E. Joseph, CEO, President and Chairman 23077 Greenfield Road, Suite 470 Southfield, MI 48075	5,900,000 shares	16.25%
Common Stock	Michael B. Jackson, CFO, Vice President and Director 900 Bunche Street Dothan, AL	2,900,000 shares	7.99%
Common Stock	Charles D. Davenport, Esq. Director 23077 Greenfield Road, Suite 470 Southfield, MI 48075	4,200,000 shares	11.57%
Common Stock	Christopher B. Aldridge, COO and Director 23077 Greenfield Road, Suite 470 Southfield, MI 48075	1,700,000 shares	4.68%
Common Stock	William, Gregory, Smith and Associates 4248 Merck Road Wilson, NC 27893	1,700,000 shares	4.68%
Common Stock	All officers and directors as a group (2 people)	14,700,000 shares	40.50%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Back to Table of Contents

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-KSB or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
10.1	Agreement and Plan of Merger between the Registrant and Specialized Services, Inc. filed with the Registrant's Form 8-K on October 5, 2005.
31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K During the Last Quarter of the Fiscal Year Covered by this Report:

The Registrant filed a Form 8-K during the last quarter of the fiscal year covered by this annual report. On October 5, 2005, the Registrant filed a Form 8-K with disclosure under Item 1.01: Entry into a Material Definitive Agreement; Item 5.01: Changes in Control of Registrant; Item 5.02: Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers and Item 9.01: Financial Statements and Exhibits.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Maddox Ungar Silberstein, PLLC  as independent public accountant for the fiscal year ending December 31, 2005 and Kahn Boyd Levychin, Certified Public Accountants as independent public accountant for the fiscal year ending December 31, 2004.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Kahn Boyd Levychin, Certified Public Accountants, for the audit of the Registrant's annual financial statements for the year ended December 31, 2004 and of Maddox Ungar Silberstein, PLLC for the year ended December 31, 2005, and fees billed for other services rendered by Kahn Boyd Levychin and Maddox Ungar Silberstein, PLLC, respectively during those periods.

Year Ended
	December 31, 2005	December 31, 2004
Audit fees (1)	$7,500	$11,000
Audit-related fees (2)	N/A	N/A
Tax fees (3)	N/A	N/A
All other fees	N/A	N/A
________________
(1) Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2) Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.
(3) Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

Code of Ethics
The Corporation has adopted a Code of Ethics that are designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure in the Registrant's SEC reports and other public communications. The Code of Ethics promotes compliance with applicable governmental laws, rules and regulations.

Section 16(a) Compliance
Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officers and directors have not filed all reports required under Section 16(a).

SIGNATURES Back to Table of Contents

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ David E. Joseph, CEO, President	/s/ Michael B. Jackson, CFO
(Principal Executive Officer)	(Principal Financial Officer)
Dated: October 4, 2007	Dated: October 4, 2007

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

Board of Directors
Specialized Services, Inc.
Southfield, Michigan

We have audited the accompanying balance sheet of Specialized Services, Inc. and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Specialized Services, Inc. as of December 31, 2005, and the results of its operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
September 9, 2007

SPECIALIZED SERVICES, INC.

BALANCE SHEET
As of December 31, 2005

ASSETS
Current Assets
Cash	$5,287
Accounts Receivable	25,109
Total Current Assets	30,396

Property and Equipment, Net	163

Other Assets
Deposits	4,395
TOTAL ASSETS	$34,954

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued Expenses and Taxes	$31,069
Loans Payable – Related Parties	10,550
Note Payable	35,622
Total Liabilities	77,241

Stockholders’ Deficit:
Common Stock, $.0001 par value, 100,000,000 shares authorized, 21,998,000 shares issued and outstanding	2,200
Additional Paid in Capital	24,048
Accumulated Deficit	(68,535)
Total Stockholders’ Deficit	(42,287)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$34,954

See accompanying notes to financial statements.

SPECIALIZED SERVICES, INC.

STATEMENT OF OPERATIONS
Year ended December 31, 2005

Gross Billings	$28,939,215
Direct Costs	28,654,469
Gross Profit	284,746

General and Administrative Expenses	304,261
Loss from Operations	(19,515)
Other Income (Expenses)	27,208
Net Income Before Taxes	7,693
Provision for Income Taxes	1,349
Net Income	$6,344

Net Income Per Share: Basic and Diluted	$0.01

Weighted Average Shares Outstanding: Basic and Diluted	15,336,230

See accompanying notes to financial statements.

SPECIALIZED SERVICES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Year Ended December 31, 2005

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 1, 2005	3,000	$3,000	$21,948	$(72,879)	$(45,931)
Adjustment for Stock Split	8,997,000	(2,100)	2,100	-	-
Shares Issued	12,998,000	1,300	-	-	1,300
Distribution to Shareholders	-	-	-	(2,000)	(2,000)
Net Income for the Year	-	-	-	6,344	6,344
Balance, December 31, 2005	21,998,000	$2,200	$24,048	$(68,535)	$(42,287)

See accompanying notes to financial statements.

SPECIALIZED SERVICES. INC.

STATEMENT OF CASH FLOWS
Year Ended December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,344
Adjustments to Reconcile Net Income to Cash Provided By Operating Activities:
Depreciation and Amortization	6,221

Change in operating assets and liabilities:
Decrease in Accounts Receivable	82
Increase in Accrued Expenses and Taxes	9,053
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	21,700

CASH FLOWS FROM INVESTING ACTIVITIES
Distribution to Shareholders	(2,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Shares	1,300
Repayment of Line of Credit	(5,293)
Repayment of Loan Payable – Related Parties	(15,300)
CASH FLOWS USED IN FINANCING ACTIVITIES	(19,293)

NET INCREASE IN CASH	407
CASH, BEGINNING OF YEAR	4,880
CASH, END OF YEAR	$5,287

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$3,605
Income taxes paid	$-

See accompanying notes to financial statements.

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS

December 31, 2005

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Specialized Services, Inc. (“the Company”) was incorporated in Michigan in January, 1988. The Company aggregates (bundles) fuel products and services, and delivers these products and services to customers in a way that reduces the customers’ costs. In addition the Company has a competitive local exchange carrier license to provide telecommunications services to companies.

On October 5, 2005, the Company entered into an Agreement and Plan of Merger with and into Fifth Avenue Acquisition II Corp., a publicly-traded shell company, with an effective date of October 6, 2005. The Company is the successor reporting company.

Basis of Accounting

The Company uses the accrual basis of accounting for financial statement reporting. Accordingly, revenues are recognized when products are delivered and services are rendered, and expenses are recognized when the obligation is incurred. The reported gross billings figure represents the total amount of fuel and telecommunications products and services that were purchased from the Company during the year by its customers.

Cash and Cash Equivalents

The Company considers certificates of deposit and other highly liquid investments with original maturities of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line and accelerated methods over the estimated useful life of each asset. See Note 2.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

The Company, with the consent of its stockholders, had elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code for period prior to 2005. Instead of paying federal corporate income taxes, the stockholders of an S Corporation are taxed individually on their proportionate share of the Company’s taxable income.

In 2005, the Company revoked its S-election and began paying tax as a C-corporation. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes which require the use of the liability method of accounting for income taxes. The Company does not have deferred tax assets or liabilities at December 31, 2005. The Company is subject to Michigan corporate income taxes.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

In addition, the Company extends credit to customers in the normal course of business. The Company monitors the account receivable balances and does not expect significant collection problems.

Income Per Share

Income per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2005:

Machinery and equipment	$186,902
Furniture and fixtures	25,793
Transportation equipment	21,494
234,189
Less: Accumulated depreciation	234,026
$163

NOTE 3 – LOANS PAYABLE – RELATED PARTIES

Loans payable to related parties are due to officers for funds advanced to the Company for working capital and are non-interest bearing and due upon demand.

NOTE 4 – LINE OF CREDIT PAYABLE

The Company has a $100,000 unsecured line of credit available with Franklin Bank, which is payable upon demand. The officers personally guarantee borrowings under this line of credit. At December 31, 2005 $35,622 was owed under this line of credit. Interest rates fluctuate based on the prime rate plus 3.25%. The rate in effect at December 31, 2005 was 10.25%.

Note 5 – CAPITAL STOCK

In May 2005, the Company changed its corporate bylaws to authorize 100,000,000 shares of common stock at a par value of $.0001 and 10,000,000 shares of preferred stock at a par value of $.001. The Company also approved a 3000:1 split for existing common shareholders.

In June 2005, the Company created an employee incentive plan and issued 900,000 common shares to the plan. The Company also issued 9,000,000 shares to a company that will be providing services to it.

In August 2005, the Company issued 2,000,000 common shares to three entities that provide services to the Company.

In October 2005, the Company entered into a merger agreement with Fifth Avenue Acquisition II, Inc. and issued 366,000 common shares to each of the three principals of that entity.

There were no preferred shares issued and outstanding at December 31, 2005.

NOTE 6 – OPERATING LEASE

The company rents its operating facilities under a 5 year operating lease dated October 1, 2003. The future minimum rental payments due under this lease were as follows at December 31, 2005:

December 31, 2006	$49,852
December 31, 2007	51,500
December 31, 2008	39,552

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48,“Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement No. 109“Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement presented on a gross basis should be disclosed, if significant. The guidance is effective for periods beginning after December 15, 2006. We present revenues net of taxes. EITF 06-3 will not impact the method for recording these sales taxes in our financial statements.

In September 2006, the FASB issued FASB Statement No. 157,“Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements and impact of FAS 157 on the Company's consolidated financial statements, and will adopt the provisions on January 1, 2008. FAS 157 is not expected to have a material impact on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), which expresses the Staff's views regarding the process of quantifying financial statement misstatements. The bulletin was effective at fiscal year-end 2006. The implementation of this bulletin had no impact on the Company's results of operations, cash flows or financial position.

Registered Independent Auditors' Report Back to Table of Contents

To the Board of Directors and Stockholders
Specialized Services, Inc.
Southfield, Michigan

We have audited the accompanying balance sheets of Specialized Services, Inc. as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Specialized Services, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

KBL, LLP
Certified Public Accountants

May 27, 2005

SPECIALIZED SERVICES, INC.
Balance Sheets
December 31, 2004 and 2003

	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$4,880	$12,727
Accounts receivable	25,191	3,583
Total current assets	30,071	16,310

Property and equipment
Machinery and equipment	186,902	186,902
Furniture and fixtures	25,793	25,793
Transportation equipment	21,494	21,494
	234,189	234,189
Less accumulated depreciation	227,805	221,584
Net property and equipment	6,384	12,605

Other assets
Security deposit	4,395	4,924
Total other assets	4,395	4,924

Total assets	$40,850	$33,839

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts and accrued expenses payable	11,856	29,847
Payroll and other taxes payable	10,160	6,150
Officers' loan payable	25,850	39,000
Line of credit payable	40,915	48,372
Total current liabilities	88,781	123,369

Total liabilities	88,781	123,369

Stockholders' deficit:
Common stock, $1 par value; 50,000,000 shares authorized;
3,000 shares issued and outstanding, respectively	3,000	3,000
Additional paid-in capital	21,948	21,948
Accumulated deficit	(72,879)	(114,478)
Total stockholders' deficit	(47,879)	(89,530)
Total liabilities and stockholders' equity	$40,850	$33,839

The auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

SPECIALIZED SERVICES, INC.
Statements of Operations
For the Years Ended December 31, 2004 and 2003

	2004	2003
Gross billings	$35,663,999	$53,503,288
Direct costs	35,310,661	52,851,362
Net revenues	353,338	651,926

Operating expenses:
General and administrative	243,783	400,003
Professional fees	30,418	89,824
Miscellaneous expenses	-	10,426
Total operating expenses	274,201	500,253
Income from operations	79,137	151,673

Other income (expenses):
Interest income	4	78
Interest expense	(3,568)	(4,383)
Total other income (expenses)	(3,564)	(4,305)

Income before provision for income taxes	75,573	147,368
Provision for income taxes	8,367	5,191

Net income	$67,206	$142,177

The auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

SPECIALIZED SERVICES, INC.
Statements of Changes in Stockholders' Deficit
For the Years Ended December 31, 2004 and 2003

			Additional		Total
			Paid-in	Accumulated	stockholders'
	Shares	Amount	Capital	Deficit	deficit

Balance December 31, 2002	3,000	$3,000	$21,948	$(152,065)	$(127,117)
Stockholder distribution	-	-	-	(104,590)	(104,590)
Net income	-	-	-	142,177	142,177
Balance December 31, 2003	3,000	$3,000	$21,948	$(114,478)	$(89,530)
Stockholder distribution	-	-	-	(25,607)	(25,607)
Net income	-	-	-	67,206	67,206
Balance December 31, 2004	3,000	$3,000	$21,948	$(72,879)	$(47,931)

See accountants' review report, the notes to the financial statements, and the summary of significant accounting policies.

SPECIALIZED SERVICES, INC.
Statements of Cash Flows
For the Years Ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net income	$67,206	$142,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,221	12,345
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(21,608)	1,701,294
Decrease in accounts and accrued expenses
payable, and payroll and other other taxes	(13,981)	(1,796,320)
Net cash provided by operating activities	37,838	59,496

Cash flows from investing activities:
Decrease (increase) in security deposit	529	(4,245)
Shareholder contribution	(25,607)	(96,057)
Net cash used in investing activities	(25,078)	(100,302)

Cash flows from financing activities:
Net decrease in officers' loan payable	(13,150)	(1,000)
Net decrease in line of credit payable	(7,457)	(16,616)
Net cash provided by financing activities	(20,607)	(17,616)

Decrease in cash and cash equivalents	(7,847)	(58,422)
Cash and cash equivalents, beginning of year	12,727	71,149
Cash and cash equivalents, end of year	$4,880	$12,727

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$4,619	$7,389
Interest expense	$3,568	$4,563

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

SPECIALIZED SERVICES, INC.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Specialized Services, Inc. (the "Company") was incorporated in Michigan in January of 1988. The Company aggregates (bundles) fuel products and services, and delivers these products and services to customers in a way that reduces the customers’ costs.

Cash equivalents

The Company considers certificates of deposit and other highly liquid investments purchased with maturities of ninety days or less to be cash equivalents.

Accounting basis

The Company uses the accrual basis of accounting for financial statement reporting. Accordingly, revenues are recognized when services are rendered and expenses are realized when the obligation is incurred.

Gross billings represent the total amount of fuel that was purchased by companies.

Property and equipment

Property and equipment are stated at cost. Depreciation expense is computed using straight-line and accelerated methods over the following useful lives:

Description	Estimated useful life
Machinery and equipment	3-5
Furniture and fixtures	7
Transportation equipment	5

Income taxes

The Company with the consent of its stockholders has elected to be an S Corporation under the provisions of the Internal Revenue Code. Instead of paying corporate income taxes, the stockholders of an S Corporation are taxed individually on their proportionate share of the Company’s taxable income. Therefore, no provision or liability for federal income taxes has been included in these financial statements. However, the Company is subject to state corporate taxes.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Concentrations of credit risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such account. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

In addition, the Company extends credit to customers in the normal course of business. The Company monitors the accounts receivable balances and does not expect significant collection problems.

 SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – OFFICERS’ LOANS PAYABLE

Officers’ loans payable are non-interest bearing and due on demand.

NOTE 2 – LINE OF CREDIT PAYABLE

The Company has a $100,000 line of credit available with Franklin Bank which is payable on demand. The officers personally guarantee borrowings on this line of credit. At December 31, 2004 and 2003, $40,915 and $48,372 respectively were outstanding on the line of credit at floating interest rates of 8.25% and 7.25%.

NOTE 3 – OPERATING LEASE

The Company rents its operating facilities under an operating lease. The future minimum rental payments for these obligations are as follows:

December 31, 2005	$48,204
2006	49,852
2007	51,500
2008	35,15