Form 10QSB
period 2006-03-31
Specialized Services, Inc.
filed 2007-10-15
CIK 1123846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

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

At March 31, 2006, the Registrant had 29,998,000 shares of common stock issued.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three-month periods ended March 31, 2006 and 2005 are attached to this quarterly report.

Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION Back to Table of Contents

Forward-Looking Statements; Market Data

As used in this Quarterly Report, the terms "we", "us", "our" "Registrant", "SPSV" and the "Company" means Specialized Services, Inc., a Michigan corporation, and its subsidiaries. To the extent that we make any forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. Our forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Generally, forward-looking statements include phrases with words such as "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

General

On October 5, 2005, the Company entered into an Agreement and Plan of Merger with and into Fifth Avenue Acquisition II Corp., a public shell company, with an effective date of October 6, 2005. The Company is the successor reporting company. From August 2000 to October 2005, prior to the Agreement and Plan of Merger, the Registrant had only limited business operations. As a result, the financial statements of the Registrant for the periods ended March 31, 2006 and 2005 are not comparable.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005.

Gross Billings and Net Revenues

Gross billings for the period ended March 31, 2006 were $4,829,090. Our direct costs during the three-month period were $4,796,790. We had net revenues of $32,300 during the three-month period ended March 31, 2006.

General and administrative expenses

During the three-month period ended March 31, 2006, general and administrative expenses totaled $79,909.

Operating Income (loss)

Our operating loss was $47,609 during the three month ended March 31, 2006.

Net Income

Our net income during the three-month ended March 31, 2006 was $36,361.

Liquidity and Capital Resources

Cash provided by operating activities during the three-months ended March 31, 2006 was $7,090. During the three months ended March 31, 2006, the Company provided $9,347 through financing activities mainly through the issuance of comon stock.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2006, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls. During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 2. CHANGES IN SECURITIES Back to Table of Contents

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Back to Table of Contents

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-QSB or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K During the Period Covered by this Report:

The Registrant has not filed a Form 8-K during the period ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ David E. Joseph, CEO, President	/s/ Michael B. Jackson, CFO
(Principal Executive Officer)	(Principal Financial Officer)
Dated: October 15, 2007	Dated: October 15, 2007

Financial Statements Back to Table of Contents

SPECIALIZED SERVICES, INC.

BALANCE SHEET
As of March 31, 2006 (Unaudited)

ASSETS
Current Assets
Cash	$7,544
Accounts Receivable	20,259
Total Current Assets	17,038

Property and Equipment
Machinery and Equipment	186,902
Furniture and Fixtures	25,793
Transportation Equipment	21,494
234,189
Less: accumulated depreciation	234,189
Net property and equipment0	0
Other Assets
Deposits	4,395
TOTAL ASSETS	$32,198

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$15,277
Accrued expenses	22,462
Taxes payable	15,588
Loan from officers	12,550
Note payable	34,169
Total liabilities	100,046

Stockholders’ Deficit:
Common Stock, $.0001 par value, 100,000,000 shares authorized, 29,998,000 shares issued and outstanding	3,000
Additional Paid in Capital	34,048
Accumulated Deficit	(104,896)
Total Stockholders’ Deficit	(67,848)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$32,198

See accompanying notes to financial statements.

SPECIALIZED SERVICES, INC.

STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months ended March 31, 2006 and 2005
	Three Month	Three Month
	Ended	Ended
	March 31, 2006	March 31, 2005

Gross Billings	$4,829,090	$-
Direct Costs	(4,796,790)	-
Gross Profit	32,300	-

General and Administrative Expenses	79,909	-
Loss from Operations	(47,609)	-
Other Income (Expenses)	11,248	-
Net Income (Loss) Before Taxes	(36,361)	-
Provision for Income Taxes	-	-
Net Loss	$(36,361)	$-

Net Income Per Share: Basic and Diluted	$(0.01)	$-

Weighted Average Shares Outstanding: Basic and Diluted	24,303,085	1,000,000

See accompanying notes to financial statements.

SPECIALIZED SERVICES. INC.

STATEMENTS OF CASH FLOWS (Unaudited)
Three Months Ended March 31, 2006 and 2005

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(36,361)	$-
Adjustments to Reconcile Net Income to Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	163	-

Change in operating assets and liabilities:
Decrease in Accounts Receivable	4,850	-
Decrease in Accounts Payable	(8,519)	-
Increase in Accrued Expenses	18,538	-
Increase in Taxes Payable	14,239	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(7,090)	-

CASH FLOWS FROM INVESTING ACTIVITIES	-
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Stockholder Contributions	10,000	-
Proceeds from Issuance of Common Shares	800	-
Repayment of Line of Credit	(1,453)	-
Repayment of Loan Payable – Related Parties	-	-
CASH FLOWS USED IN FINANCING ACTIVITIES	9,347	-

NET INCREASE IN CASH	2,257	-
CASH, BEGINNING OF YEAR	5,287	-
CASH, END OF PERIOD	$7,544	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$633	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

SPECIALIZED SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 21, 2006

(1) INCORPORATION AND PRINCIPAL ACTIVITY

Specialized Services Inc. (the Company) was incorporated on January 13, 1988 under the Business Corporation Act of Michigan.

The Company develops and implements innovative alternatives to traditional business solutions in the areas of administrative arid purchase support services. The Company aggregates (bundles) products and services, These customized process enhancements are delivered to corporate customers designed to help control cost; save time end money, including but not limited to

Over-the-Road Fuel Management

Bulk Fuel Distribution

Pre-Paid Fuel Cards

Energy Price Hedging

Master Card Services

Application Service Design and Implementation

Telecommunication Services

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

It is the Company’s policy to apply accounting principles generally accepted in the United States of America in presenting its financial position and related statements of income, retained earnings and cash flows. In this connection, the more significant accounting policies of the Company are described below;

Principles of Accounting

The accounts of the Company are maintained, and the accompanying financial statements have been prepared on the accrual basis of accounting.

Property and Equipment

The Company depreciates the fixed assets for financial reporting purposes over their estimated useful lives.

Income Taxes

Efffective October 5, 2005, Fifth Avenue Acquisition II Corp. a Florida corporation and Specialized Services, Inc. A Michigan corporation agreed to merge and SSI has become the successor reporting company under the Exchange Act. The merger was adopted by the unanimous consent of the Board of Directors and by written approval of 100% of the issued and outstanding shares of the Fifth Avenue Acquisition II Corp. and by the board of directors of SSI. SSI will be taxed as a “C” corporation.

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3) NOTE PAYABLE

The Company has a $100,000 line of credit with Franklin Bank. The line of credit bears annual interest at 7.25%. The line of credit is guaranteed by the Company’s stockholders. The balance outstanding on the line of credit was $34,169 at March 31, 2008.

(4) OFFICE LEASE

The Company leases approximate 3,296 square feet of office space under an operating tease with Advance Office Building LP.

The following is a schedule of non-cancelable future minimum lease payments required under the operating lease:

2006	$49,440
2007	51,088
Total	$100,528

(5) STOCKS

On January 28, 2006, the Corporation issued 4,000,000 common stock shaves to a business development group in return for services provided. On February 27, 2006 4,000,000 common stock shares has been issued to an individual in return for legal services provided. As of March 31, 2006, the total common stock shares issued is 29,998,000.