Form 10QSB
period 2006-06-30
Specialized Services, Inc.
filed 2007-10-16
CIK 1123846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

At June 30, 2006, the Registrant had 29,998,000 shares of common stock issued.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three and sis-month periods ended June 30, 2006 and 2005 are attached to this quarterly report.

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

General

On October 5, 2005, the Company entered into an Agreement and Plan of Merger with and into Fifth Avenue Acquisition II Corp., a public shell company. Specialized Services, Inc., a Michigan corporation has become the successor reporting company. From August 2000 to October 2005, prior to the Agreement and Plan of Merger, the Registrant had only limited business operations. As a result, the financial statements of the Registrant for the periods ended June 30, 2006 and 2005 are not comparable.

Three Months Ended June 30, 2006

Gross Billings and Net Revenues

Gross billings for the three-month period ended June 30, 2006 were $5,469,118. Our direct costs during the three-month period were $5,444,708. We had net revenues of $24,410 during the three-month period ended June 30, 2006.

General and administrative expenses

During the three-month period ended June 30, 2006, general and administrative expenses totaled $42,430.

Operating Income (loss)

Our operating loss was $18,020 during the three month ended June 30, 2006.

Net Income (Loss)

Our net loss during the three-months ended June 30, 2006 was $9,795.

Six Months Ended June 30, 2006

Gross Billings and Net Revenues

Gross billings for the six-month period ended June 30, 2006 were $10,298,208. Our direct costs during the six-month period were $10,241,498. We had net revenues of $56,710 during the six-month period ended June 30, 2006.

General and administrative expenses

During the six-month period ended June 30, 2006, general and administrative expenses totaled $122,339.

Operating Income (loss)

Our operating loss was $65,629 during the six months ended June 30, 2006.

Net Income (Loss)

Our net loss during the six-month period ended June 30, 2006 was $46,156.

Liquidity and Capital Resources

Cash used in operating activities during the six months ended June 30, 2006 was $9,804. During the six months ended June 30, 2006, cash flow from financing activities was $10,265 mainly received through the issuance of common stock offset by repayments under our line of credit of $2,535.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2006, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

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

The Registrant has not filed a Form 8-K during the period ended June 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ David E. Joseph, CEO, President	/s/ Michael B. Jackson, CFO
(Principal Executive Officer)	(Principal Financial Officer)
Dated: October 16, 2007	Dated: October 16, 2007

Financial Statements Back to Table of Contents

SPECIALIZED SERVICES, INC.

BALANCE SHEET
As of June 30, 2006 (Unaudited)

ASSETS
Current Assets
Cash	$5,748
Accounts Receivable	11,290
Total Current Assets	17,038

Property and Equipment	163
Machinery and Equipment	186,902
Furniture and Fixtures	25,793
Transportation Equipment	21,494
234,189
Less: accumulated depreciation	234,189
Net property and equipment0	0
Other Assets
Deposits	4,395
TOTAL ASSETS	$21,433

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$14,039
Accrued expenses	22,462
Taxes payable	16,937
Loan from officers	12,550
Note payable	33,088
Total liabilities	99,076

Stockholders’ Deficit:
Common Stock, $.0001 par value, 100,000,000 shares authorized, 29,998,000 shares issued and outstanding	3,000
Additional Paid in Capital	34,048
Accumulated Deficit	(114,691)
Total Stockholders’ Deficit	(77,643)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21,433

See accompanying notes to financial statements.

SPECIALIZED SERVICES, INC.

STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Six Months ended June 30, 2006 and 2005

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Gross Billings	$5,469,118	$-	$10,298,208	$-
Direct Costs	5,444,708	-	(10,241,498)	-
Gross Profit	24,410	-	56,710	-

General and Administrative Expenses	42,430	-	122,339	-
Loss from Operations	(18,020)	-	(65,629)	-
Other Income (Expenses)	8,225	-	19,473	-
Net Income (Loss) Before Taxes	(9,795)	-	(46,158)	-
Provision for Income Taxes	-	-	-	-
Net Loss	$(9,795)	$-	$(46,158)	$-

Net Income (Loss) Per Share	$(0.00)	$-	$(0.00)	$-

Weighted Average Shares Outstanding	29,998,000	1,000,000	28,163,746	1,000,000

See accompanying notes to financial statements.

SPECIALIZED SERVICES. INC.

STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months ended June 30, 2006 and 2005

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(46,156)	$6,344
Adjustments to Reconcile Net Income to Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	163	6,221

Change in operating assets and liabilities:
Decrease in Accounts Receivable	13,819	-
Decrease in Accounts Payable	(11,756)	-
Increase in Accrued Expenses	18,538	-
Increase in Taxes Payable	15,588	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(9,804)	-

CASH FLOWS FROM INVESTING ACTIVITIES
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Stockholder Contributions	12,000	-
Proceeds from Issuance of Common Shares	800	-
Repayment of Line of Credit	(2,535)	-
Repayment of Loan Payable – Related Parties	-	-
CASH FLOWS USED IN FINANCING ACTIVITIES	10,265	-

NET INCREASE IN CASH	461	-
CASH, BEGINNING OF PERIOD	5,287	-
CASH, END OF PERIOD	$5,748	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$916	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

SPECIALIZED SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2006 (Unaudited)

(1) INCORPORATION AND PRINCIPAL ACTIVITY

Specialized Services Inc. (the Company) was incorporated on January 13, 1988 under the Business Corporation Act of Michigan.

The Company develops and implements innovative alternatives to traditional business solutions in the areas of administrative arid purchase support services. The Company aggregates (bundles) products and services. These customized process enhancements are delivered to corporate customers designed to help control cost; save time end money, including but not limited to

Over-the-Road Fuel Management

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

Income Taxes

Effective October 5, 2005, Fifth Avenue Acquisition II Corp. a Florida corporation and Specialized Services, Inc. a Michigan corporation agreed to merge and SSI has become the successor reporting company under the Exchange Act. The merger was adopted by the unanimous consent of the Board of Directors and by written approval of 100% of the issued and outstanding shares of the Fifth Avenue Acquisition II Corp. and by the board of directors of SSI. SSI will be taxed as a “C” corporation.

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

(3) NOTE PAYABLE

The Company has a $100,000 line of credit with Franklin Bank. The line of credit bears annual interest at 11.5%. The line of credit is guaranteed by the Company’s stockholders. The balance outstanding on the line of credit was $33,088 at June 30, 2006.

(4) OFFICE LEASE

The Company leases approximate 3,296 square feet of office space under an operating tease with Advance Office Building LP. The lease expires in October 2008.

The following is a schedule of non-cancelable future minimum lease payments required under the operating lease:

2006	$49,440
2007	51,088
2008	47,900
Total	$148,428

(5) STOCKS

On January 28, 2006, the Corporation issued 4,000,000 common stock shaves to a business development group in return for services provided. On February 27, 2006 4,000,000 common stock shares has been issued to an individual in return for legal services provided. As of June 30, 2006, the total common stock shares issued is 29,998,000.