Form 10KSB
period 2002-12-31
Specialized Services, Inc.
filed 2007-10-17
CIK 1123846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number: 0-32267

Specialized Services, Inc.
(Name of small business issuer in its charter)

Fifth Avenue Acquisition II Corp.
(Former name of small business issuer in its charter)

Michigan	38-2781857
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

23077 Greenfield Road, Suite 470, Southfield, MI	48075
(Address of Principal Executive Offices)	(Zip Code)

(248) 557-1030
(Issuer's telephone number)

Securities registered under Section 12 (b) of the Act:
None
(Title of class)

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.0001
(Title of class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days. Yes [  ] No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Issuer’s revenues for its most recent fiscal year: none

As of December 31, 2002 there were 1,000,000 shares of the issuer's Common Stock issued and outstanding. There was no active trading market in the shares of the Issuer’s common stock at December 31, 2002. Affiliates of the Issuer owned all shares of the Issuer’s issued and outstanding common stock. No shares were held by non-affiliates.(*)

Documents incorporated by reference:

There are no documents incorporated by reference in this Annual Report on Form 10-KSB except for certain previously filed exhibits contained in Registrant's Form 10-SB/12g that became effective in March 2001, that are identified in Part III, Item 13.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Fifth Avenue Acquisition II Corp. (the "Company") was incorporated on August 14, 2000 under the laws of the State of Florida to engage in any lawful business activity, including, but not limited to, entering into one or more selected agreements and/or plans of merger or acquisitions. The Company had been in the developmental stage since inception until it entered into a business combination with Specialized Services, Inc. in October 2005 (the "Transaction"). The Company may sometimes be referred to as "we", "us", "our" among other such words as may be appropriate.

We filed our Form 10-SB/12g registration statement in order to become a reporting company under the Securities Exchange Act of 1934 (the "Exchange Act") in January 2000, which registration statement became effective in March 2001. We are filing our annual reports on Form 10-KSB for the years ended December 31, 2002, 2003, 2004, 2005, 2006 and 2007, all of which contain our audited financial statements for the respective periods. We file these past due reports under the Exchange Act in order to become again current in our reporting obligations under the Exchange Act. No material change in our business occurred during the respective periods in which our business objective was to locate and negotiate with a third party a business combination.

The disclosure contained herein refers from time to time to the time period covered under this report, except updated disclosure regarding our change of address, telephone and principal executive officers. We may also make reference to our Form 8-K filed with the SEC on October 5, 2005, which current report contains disclosure regarding our new business activities.

Business Objective

Following our registration statement under the Exchange Act becoming effective, and subject to our limited assets and personnel, our management considered pursuit of business opportunities, including the possibility of entering into a business combination. We did not limit ourselves to a particular industry. We do not intend nor was it ever our intent to register as a broker-dealer, merge with or acquire a registered broker-dealer, or otherwise become a member of the NASD.

At the time covereed by this annual report, we had three officers and directors. See Item 9. Part III. While were seeking to acquire another business or otherwise pursue a business opportunity, we had substantial flexibility in identifying and selecting a prospective business. As a result, we were entirely dependent on the judgment of our current management in connection with the selection process. In evaluating a prospective business opportunity, we considered, among other factors, the following: (i) costs associated with effecting a transaction; (ii) equity interest in and opportunity to control the prospective candidate, if any; (iii) growth potential of the candidate; (iv) experience and skill of management and availability of additional personnel; (v) capital requirements necessary; (vi) the prospective candidate's competitive position; (vii) stage of development of the the business opportunity; (viii) degree of current or potential market acceptance of the business, products or services; (ix) proprietary features and degree of intellectual property; (x) the availability of audited financial statements of the any potential business opportunity; and (xi) the regulatory environment that may be applicable to any prospective business.

The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of any business opportunity was based, to the extent relevant, on the above factors as well as other considerations deemed relevant by management in connection with effecting a business combination. In connection with an evaluation of a prospective or potential business opportunities, management, with the possible assistance of an independent investment banking firm, or third party consultants, conducted a due diligence review.

The time and costs required to pursue new business opportunities or to seek to acquire other businesses and their evaluation, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws, was   ascertained with any degree of certainty.

Our officers and directors devoted an appropriate portion of their time to our affairs and, accordingly, the length of time required for the pursuit and negotiations related to any new business opportunities is uncertain. However, each officer and director will devote such time as they deem reasonably necessary to carry out our business affairs including our pursuit of business opportunities necessary to commence operations, although no assurance can be made that we will be successful in our efforts.

As a general rule, entering into a business combination, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We evaluated the possible tax consequences of any prospective business combination and endeavored to structure a business combination so as to achieve the most favorable tax treatment to us and our shareholders. There can be no assurance that the Internal Revenue Service or state tax authorities will ultimately agree with our tax treatment of a potential business combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately disagree with our proposed tax treatment and in fact prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to us and our shareholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a potential business combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

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

Securities Registration under the Exchange Act of 1934 Does Not Constitute an Initial Public Offering

Our registration statement under the Exchange Act on Form 10-SB/12g, which became effective involves the registration of our common stock as class of securities under the Exchange Act. This registration under the Exchange Act resulted in our obligation to file reports under the Exchange Act, including this annual reports on Form 10-KSB and subsequent quarterly reports on Forms 10-QSB, and periodic reports, when required on Forms 8-K. The registration statement on Form 10-SB/12g does not constitute a  registration statement under the Act for an initial public offering ("IPO"). An IPO, which is declared effective by the SEC under the Act, may provide for the public distribution of securities by a company, and/or issuance and registration for public resale by selling shareholders of such company’s securities. However, certain private companies seeking to enter into a Transaction may find that a Transaction that involves the registration of a class of securities under the Exchange Act, through an effective registration statement on Form 10-SB/12g under the Exchange Act, is more attractive than an IPO for various reasons, which may include the following:

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

During fiscal 2002, we had not yet identified any potential target company with which we would entertain a business combination transaction, nor have we commenced review or consideration of any private company for such purpose. However, we expected that any business combination transaction will normally involve the transfer to the target private operating company of the majority of our issued and outstanding common stock, and the replacement of our management including control of the board of directors to persons designated by the owners and management of the private company.

No assurances can be given that a business combination transaction entered into will be successful. Further, we had no predetermined plan regarding the nature of the business of any target company nor any particular industry in which such target private company may operate.

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

We elected to voluntarily file our Form 10-SB/12g registration statement with the SEC which requires us to file all reports required under the Exchange Act until a business combination transaction has occurred, and we engaged the services of qualified professionals in order to prepare and file all such reports on a timely basis.

A business combination transaction normally results in a change in control and management of the Company. We intended that in connection with a business combination transaction to continue to be a reporting company under the Exchange Act, and intended to continue to file reports under the Exchange Act both prior to any following a business combination transaction. However, there can be no assurance that we will be able to continue to remain timely, which will be dependent upon continued funding of the Company and the business, financial conditions and results of operations of the entity being acquired in a business combination transaction.

Reference is made to our registration statement on Form 10-SB/12g and the discussion under  "RISK FACTORS ASSOCIATED WITH BLANK CHECK COMPANIES"   incorporated herein by reference in Item I, Part I of our Form-10SB/12g.

ITEM 2. DESCRIPTION OF PROPERTIES.

The Company was useing the offices of Managment at no cost to the Company. Managment had agreed to continue this arrangement until the Company completes a business combination. The offices available to the Company consisted of executive office facilities of approximately 1,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fiscal year covered by this annual report to a vote security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) Market Price. There was no trading market for the Company's Common Stock at December 31, 2002. There is no assurance that a trading market will ever develop or, and if such a market does develop, that it will continue.

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

(B) Holders. There were three holders of the Company's Common Stock at December 31, 2002. The issued and outstanding shares of the Company's Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Act.

(C) Dividends. The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

At December 31, 2002, the Company had sold securities, which were not registered as follows:

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

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Overview

Our activities were related to seeking new business opportunities. We used our limited personnel and financial resources principally in connection with the search for new business opportunities. It may be expected that starting any new business opportunity will involve the issuance of our shares of Common Stock. To the extent that Common Stock is used to acquire any new business, any available cash, of which there can be no assurance, will be used to finance such new business operations. There was no stock issued from December 31, 2002 through October 2005. At December 31, 2002, we have no cash or other current assets.

During the period of this annual report, we raised no funds through the sale of securities and we generated no revenues. During the period covered by this annual report, managment had prepared and filed our reports under the Exchange Act. These filings are intended to permit us to be current under the reporting requirements of the Exchange Act.

We may determine to seek to raise funds from the sale of equity or debt securities, from bank or other borrowings as part of any new business opportunity. We may issue a substantial number of additional shares and to the extent that such additional shares are issued, our shareholders will experience a dilution in their ownership interest. Additionally, if a substantial number of shares of Common Stock are issued in connection with a new business combination, a change in control of the Company may be expected to occur.

There currently are no limitations on our ability to borrow funds pursue new business opportunity. However, our limited resources may make it difficult to borrow funds. The amount and nature of any borrowing by us will depend on numerous factors, including the Company's capital requirements, potential lenders' evaluation of the Company's ability to meet debt service on borrowing and the then prevailing conditions in the financial markets, as well as general economic conditions. The inability of the Company to borrow funds required to pursue new business opportunities, or to provide funds for an additional infusion of capital, may have a material adverse effect on the Company's financial condition and future prospects. To the extent that debt financing ultimately proves to be available, any borrowing will subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

Recent Developments

On October 5, 2005 Fifth Avenue Acquisition II Corp. entered into an agreement and plan of merger with Specialized Services, Inc. (SPSV) to exchange 100% of its shares for 22,000,000 shares of common stock of Fifth Avenue Acquisition II Corp. As a result, SPSV became the successor reporting company.

ITEM 7. FINANCIAL STATEMENTS

Set forth below are the audited financial statements for the Company for the period ended December 31, 2002.

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
FINANCIAL STATEMENTS
December 31, 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Fifth Avenue Acquisition II Corp.
Southfield, Michigan

We have audited the accompanying balance sheet of Fifth Avenue Acquisition II Corp. as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fifth Avenue Acquisition II, Inc. as of December 31, 2002, and the results of its operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
September 9, 2007

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET
AS OF DECEMBER 31, 2002
December 31, 2002

ASSETS

Current Assets
Cash	$0
TOTAL ASSETS	0

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accrued Expenses	$0
Due to Related Party	0
TOTAL LIABILITIES	0

STOCKHOLDERS' EQUITY
Common Stock, $.001 par value, 20,000,000 shares authorized, 1,000,000 issued and outstanding	1,000
Deficit accumulated during development stage	(1,000)
Total Stockholders' Equity	0
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$0

See accompanying notes to financial statements.

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2002

		August 14, 2000
	Year Ended	(Inception) to
	December 31, 2002	December 31, 2002

Income from forgiveness of debt	$7,643	$7,643
Expenses:
Administrative	2,288	8,643
Total expenses	2,288	8,643
NET INCOME (LOSS)	$5,355	$(1,000)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.01	$0.00
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,000,000	1,000,000
See accompanying notes to financial statements.

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2002 AND
FOR THE PERIOD FROM AUGUST 14, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2002

	Common Stock		Accumulated Deficit During Development Stage	Total
	Shares	Amount
Common stock issuance	1,000,000	$1,000	$-	$1,000
Net loss for the period, August 14, 2000 (date of incorporation) to December 31, 2000	-	-	(3,523)	(3,523)
BALANCE AT DECEMBER 31, 2000	1,000,000	$1,000	$(3,523)	$(3,523)
Net loss for the year			(2,832)	(2,832)
BALANCE AT DECEMBER 31, 2001	1,000,000	$1,000	$(6,355)	(5,355)
Net income for the year			5,355	5,355
BALANCE AT DECEMBER 31, 2002	1,000,000	$1,000	$(1,000)	-
See accompanying notes to financial statements are integral part of these financial statements.

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2002
		August 14, 2000
	Year Ended	(Inception) to
	December 31, 2002	December 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,355	$(1,000)

Adjustments to reconcile net income to cash generated by operating activities:
Income from forgiveness of debt	(7,643)	(7,643)
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses and taxes	1,286	2,786
Net cash used in operating activities	(1,002)	(5,857)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	1,000
Advanced from related party	-	4,857
Net cash provided by financing activities	-	5,857

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,002)	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,002	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-

Supplemental Disclosures of Cash Flow Information:
Taxes Paid	$-	$-
Interest Paid	$-	$-

See accompanying notes to financial statements.

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations

Fifth Avenue Acquisition II Corp. (a development stage enterprise) (the "Company") was incorporated in Florida on August 14, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination transaction with a domestic entity. As of December 31, 2002, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company's not having any material operations for the period ending December 31, 2002.

Recent Accounting Pronouncements

In 2000, the Company is subject to the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." Neither statement had any impact on  the Company's financial statements as the Company does not have any "comprehensive income" type earnings (losses) and its financial statements reflect how the "key operating decisions makers" view the business. The Company will continue to review these statements over time, in particular SFAS 131, to determine if any additional disclosures are necessary based on evolving circumstances.

NOTE 2 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock at $0.001 par value. The Company issued 1,000,000 shares of its common stock to its shareholders pursuant to the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, for an aggregate consideration of $1,000.

Preferred Stock

As of December 31, 2002, the Company is authorized to issue 3,000,000 shares of preferred stock par $0.001 par value, which may be divided into series and with the preferences, limitations and relative rights determined by the board of directors. No preferred stock has been issued as of the date of this report.

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

NOTE 4 – NET LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding as of December 31, 2002.

NOTE 5 – AGREEMENT WITH RELATED PARTY

On September 10, 2000, the Company signed an agreement with CR Capital Services, Inc. (CRCS), a related party. (The principals of CRCS are the Company's stockholders.) The Agreement calls for CRCS to provide the following services, without reimbursement from the Company, until the Company enters into a business combination transaction as described in Note 1:

1. Preparation and filing of required documents with the Securities and Exchange Commission, including the Form 10-SB registration statement, and the Annual Report on Form 10-KSB, and Quarterly Reports on Form 10-QSB;

2. Location and review of potential target companies and the preparation and filing of a Form 8-K reporting the transaction;

3. Payment of all professional and accounting fees, and corporate, organizational and other costs incurred by the Companay.

As of December 31, 2002, CRCS had advanced the Company $4,857, which is represented in the account due to related party. In the fourth quarter of 2002, this amount owed by the Company was forgiven and the payable at December 31, 2002 was reduced to $-0-.

NOTE 6 - SUBSEQUENT EVENT

On October 5, 2005 Fifth Avenue Acquisition II Corp. entered into an agreement and plan of merger with Specialized Services, Inc. (SPSV) to exchange 100% of its shares for 22,000,000 shares of common stock of Fifth Avenue Acquisition II Corp. As a result, SPSV became the successor reporting company.

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

Thomas J. Craft, Jr., Esq. served as the Company’s president, a director, a controlling shareholder and a promoter of the Company since its organization in August 2000. Mr. Craft is an attorney practicing law under the laws of the State of Florida. Mr. Craft also served as the corporate secretary, corporate counsel and a director of American Diversified Group, Inc., a public company with headquarters in Hickory, NC. From July 1994 to December 1997, Mr. Craft was also counsel, secretary and a director of Phoenix International Industries, Inc., a development stage public company located in West Palm Beach, FL. During the past five years, prior to his present positions with the Company, Mr. Craft was engaged in the private practice of law in West Palm Beach, FL. In addition, prior to joining the Company, Mr. Craft served as an Intern for United States Senator, Bob Graham, Florida.

Richard Rubin served as the Company’s corporate secretary, a director, a controlling shareholder, and promoter of the Company since its organization. During the past five years, Mr. Rubin has been engaged in the business of providing corporate securities consulting services to public companies. Mr. Rubin served as a corporate securities consultant to American Diversified Group, Inc. and served in the same capacity on behalf of Affordable Telecommunications Technology Corporation, a public company with offices in Houston, TX. Mr. Rubin has also provided corporate securities services to Skintek Labs, Inc., a public company with offices in Plantation, FL since early 1999.

Ivo Heiden has served as the Company’s vice-president, a director, a controlling shareholder, and promoter of the Company since its organization. Mr. Heiden worked as an analyst for a privately held company in New York. Prior to his position with the Company, Mr. Heiden had not held any position with any other public company.

CURRENT BLANK CHECK COMPANIES

At December 31, 2002, management of the Company was not involved with any other reporting blank check companies, but mayget involved in creating additional reporting, non-operating companies similar to this one.

CONFLICTS OF INTEREST

The Company's officers and directors organized and may elect to file registration statements under the Exchange Act on Form 10-SB/12g for additional companies of a similar nature and with a similar purpose as the Company. Consequently, there are potential inherent conflicts of interest in acting as an officer and director of the Company. In addition, insofar as the Management was engaged in other business activities, the Management may have devoted only a portion of his time to the Company's affairs.

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

Our Management of Messrs. Craft, Heiden and Rubin provide corporate securities compliance. As such, demands may be placed on the time of the Management, which will detract from the amount of time the Management is able to devote to the Company. Our Management intends to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that the Management would not attend to other matters prior to those of the Company. The Management estimates that the business plan of the Company can be implemented by devoting an aggregated amount of time of approximately 10 to 15 hours per month over the course of several months but there can be given no assurance to such figure.

Management would not enter into a Transaction, or acquire any assets of any kind for our securities, in which management of the Company or any affiliates or associates have any interest, direct or indirect.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Name of Officer/Director	Forms Filed
Thomas J. Craft, Jr.	Form 3
Ivo Heiden	Form 3
Richard Rubin	Form 3

ITEM 10. EXECUTIVE COMPENSATION.

The Management dir not receive any compensation for serving as the Company’s officers or directors. However, the Management of the Company anticipates receiving benefits as shareholders of the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs had been adopted by the Company for the benefit of the Management.

Summary Compensation Table
Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Thomas J. Craft, Jr., President	2002	---	---	---	---	---	---
	2001	---	---	---	---	---	---
Ivo Heiden, Vice President	2002	---	---	---	---	---	---
	2001	---	---	---	---	---	---
Richard Rubin, Secretary	2002	---	---	---	---	---	---
	2001	---	---	---	---	---	---

During 2002, we paid no executive compensation, because we lacked the financial resources and because it is not the present intention of the Company to pay and cash or other executive compensation to its executive officers

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class (1)
Thomas J. Craft, Jr.	400,000 shares	40%
11000 Prosperety Farms Road
Palm Beach Gardens, FL 33410
Richard Rubin	400,000 shares	40%
90 John Street, Suite 626
New York, NY 10038
Ivo Heiden	200,000 shares	20%
90 John Street, Suite 626
New York, NY 10038
All Executive Officers and Directors as a Group (3 People)	1,000,000 shares	100%
(1) Based upon 1,000,000 shares of common stock issued

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company issued a total of 1,000,000 shares of Common Stock to the following control persons for a total of $1,000 in cash:

Name	Number of Total Shares	Consideration
Thomas J. Craft, Jr.	400,000	$400.00
Ivo Heiden	200,000	$200.00
Richard Rubin	400,000	$400.00

The Company relied upon Section 4(2) of the Act.

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
* Incorporated by reference to the Company's Form 10-SB/12g.

(B) REPORTS ON FORM 8-K

During the year ended December 31, 2002, the Company did not file any Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ David E. Joseph, CEO, President	/s/ Michael B. Jackson, CFO
(Principal Executive Officer)	(Principal Financial Officer)
Dated: October 17, 2007	Dated: October 17, 2007

Specialized Services, Inc.
By: David E. Joseph, CEO and Chairman
/s/ David E. Joseph, CEO and Chairman