Form 10KSB
period 2003-12-31
Specialized Services, Inc.
filed 2007-10-29
CIK 1123846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

As of December 31, 2003 there were 1,000,000 shares of the issuer's Common Stock issued and outstanding. There was no active trading market in the shares of the Issuer’s common stock at December 31, 2003. Affiliates of the Issuer owned all shares of the Issuer’s issued and outstanding common stock. No shares were held by non-affiliates.(*)

Documents incorporated by reference:

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

During the year covered by this annual report, we had not yet identified any potential target company with which we would entertain a business combination transaction, nor have we commenced review or consideration of any private company for such purpose. However, we expected that any business combination transaction will normally involve the transfer to the target private operating company of the majority of our issued and outstanding common stock, and the replacement of our management including control of the board of directors to persons designated by the owners and management of the private company.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) Market Price. There was no trading market for the Company's Common Stock at December 31, 2003. There is no assurance that a trading market will ever develop or, and if such a market does develop, that it will continue.

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

(B) Holders. There were three holders of the Company's Common Stock at December 31, 2003. The issued and outstanding shares of the Company's Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Act.

(C) Dividends. The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

At December 31, 2003, the Company had sold securities, which were not registered as follows:

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

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Overview

Our activities were related to seeking new business opportunities. We used our limited personnel and financial resources principally in connection with the search for new business opportunities. It may be expected that starting any new business opportunity will involve the issuance of our shares of Common Stock. To the extent that Common Stock is used to acquire any new business, any available cash, of which there can be no assurance, will be used to finance such new business operations. There was no stock issued from December 31, 2002 through October 2005. At December 31, 2003, we have no cash or other current assets.

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

ITEM 7. FINANCIAL STATEMENTS

Set forth below are the audited financial statements for the Company for the period ended December 31, 2003 and 2002.

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
FINANCIAL STATEMENTS
December 31, 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Fifth Avenue Acquisition II Corp.
Southfield, Michigan

We have audited the accompanying balance sheet of Fifth Avenue Acquisition II Corp. as of December 31, 2003 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fifth Avenue Acquisition II, Inc. as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
October 26, 2007

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET
AS OF DECEMBER 31, 2003
December 31, 2003

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

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
AND FOR THE PERIOD FROM AUGUST 14, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2003

			August 14, 2000
	Year Ended	Year Ended	(Inception) to
	December 31, 2003	December 31, 2002	December 31, 2003

Income from forgiveness of debt	$-	$7,643	$7,643
Expenses:
Administrative	-	2,288	8,643
Total expenses	-	2,288	8,643
NET INCOME (LOSS)	$-	$5,355	$(1,000)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$-	$0.01	$0.00
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,000,000	1,000,000	1,000,000

See accompanying notes to financial statements.

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2003 AND
FOR THE PERIOD FROM AUGUST 14, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2003

	Common Stock		Accumulated Deficit During Development Stage	Total
	Shares	Amount
Common stock issuance	1,000,000	$1,000	$-	$1,000
Net loss for the period, August 14, 2000 (date of incorporation) to December 31, 2000	-	-	(3,523)	(3,523)
BALANCE AT DECEMBER 31, 2000	1,000,000	$1,000	$(3,523)	$(3,523)
Net loss for the year			(2,832)	(2,832)
BALANCE AT DECEMBER 31, 2001	1,000,000	$1,000	$(6,355)	(5,355)
Net income for the year			5,355	5,355
BALANCE AT DECEMBER 31, 2002	1,000,000	$1,000	$(1,000)	(1,000)
Net income for the year			-	-
BALANCE AT DECEMBER 31, 2003	1,000,000	$1,000	$(1,000)	(1,000)

See accompanying notes to financial statements.

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
AND FOR THE PERIOD FROM AUGUST 14, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2003

			August 14, 2000
	Year Ended	Year Ended	(Inception) to
	December 31, 2003	December 31, 2002	December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$-	$5,355	$(1,000)

Adjustments to reconcile net income to cash generated by operating activities:
Income from forgiveness of debt	-	(7,643)	(7,643)
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses and taxes	-	1,286	2,786
Net cash used in operating activities	-	(1,002)	(5,857)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	1,000
Advanced from related party	-	-	4,857
Net cash provided by financing activities	-	-	5,857

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(1,002)	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	1,002	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Taxes Paid	$-	$-	$-
Interest Paid	$-	$-	$-

See accompanying notes to financial statements.

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations

Fifth Avenue Acquisition II Corp. (a development stage enterprise) (the "Company") was incorporated in Florida on August 14, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination transaction with a domestic entity. As of December 31, 2003, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company's not having any material operations for the period ending December 31, 2003.

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

NOTE 2 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock at $0.001 par value. The Companyissued 1,000,000 shares of its common stock to its shareholders pursuant to the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, for an aggregate consideration of $1,000.

Preferred Stock

As of December 31, 2003, the Company is authorized to issue 3,000,000 shares of preferred stock par $0.001 par value, which may be divided into series and with the preferences, limitations and relative rights determined by the board of directors. No preferred stock has been issued as of the date of this report.

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

NOTE 4 – NET LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding as of December 31, 2003.

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

CURRENT BLANK CHECK COMPANIES

At December 31, 2003, management of the Company was not involved with any other reporting blank check companies, but mayget involved in creating additional reporting, non-operating companies similar to this one.

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

Summary Compensation Table
Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Thomas J. Craft, Jr., President	2003	---	---	---	---	---	---
	2002	---	---	---	---	---	---
	2001	---	---	---	---	---	---
Ivo Heiden, Vice President	2003	---	---	---	---	---	---
	2002	---	---	---	---	---	---
	2001	---	---	---	---	---	---
Richard Rubin, Secretary	2003	---	---	---	---	---	---
	2002	---	---	---	---	---	---
	2001	---	---	---	---	---	---

During 2003, we paid no executive compensation, because we lacked the financial resources and because it is not the present intention of the Company to pay and cash or other executive compensation to its executive officers

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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
* Incorporated by reference to the Company's Form 10-SB/12g.

(B) REPORTS ON FORM 8-K

During the year ended December 31, 2003, the Company did not file any Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 29, 2007

Specialized Services, Inc.
By: David E. Joseph, CEO and Chairman
/s/ David E. Joseph, CEO and Chairman