Form 10QSB
period 2004-09-30
Specialized Services, Inc.
filed 2007-10-29
CIK 1123846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

At September 30, 2004, the Registrant had 1,000,000 shares of common stock issued.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three- and nine month periods ended September 30, 2004 and 2003 are attached to this quarterly report.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2004, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

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

The Registrant has not filed a Form 8-K during the period ended September 30, 2004.

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

Financial Statements Back to Table of Contents

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET
AS OF SEPTEMBER 30, 2004 (Unaudited)
September 30, 2004

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

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	Three-Months	Three-Months	Nine-Months	Nine-Months	August 14, 2000
	Ended	Ended	Ended	Ended	(Inception) to
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004

Income from forgiveness of debt					7,643
Expenses:
Administrative	-	-	-	-	8,643
Total expenses	-	-	-	-	8,643
Net Income (Loss)	$-	$-	$-	$-	$(1,000)

Basic and Diluted Net Income per Share	$-	$-	$-	$-	$0.00
Weighted Average Common Shares Outstanding	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

See accompanying notes to financial statements.

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	Nine-Months	Nine-Months	August 14, 2000
	Ended	Ended	(Inception) to
	September 30, 2004	September 30, 2003	September 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$-	$-	$(1,000)

Adjustments to reconcile net income to cash generated by operating activities:
Income from forgiveness of debt	-	-	(7,643)
Changes in operating assets and liabilities:
Increase (decrease) in accrued liabilities	-	-	2,786
Net cash used in operating activities	-	-	(5,857)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	1,000
Advanced from related party	-	-	4,857
Net cash provided by financing activities	-	-	5,857

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Taxes Paid	$-	$-	$-
Interest Paid	$-	$-	$-

See accompanying notes to financial statements.

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations

Fifth Avenue Acquisition II Corp. (a development stage enterprise) (the "Company") was incorporated in Florida on August 14, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination transaction with a domestic entity. As of September 30, 2004, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company's not having any material operations for the period ending September 30, 2004.

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

Preferred Stock

As of September 30, 2004, the Company is authorized to issue 3,000,000 shares of preferred stock par $0.001 par value, which may be divided into series and with the preferences, limitations and relative rights determined by the board of directors. No preferred stock has been issued as of the date of this report.

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

NOTE 4 – NET LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding as of September 30, 2004.

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