Form 10QSB
period 2005-03-31
Specialized Services, Inc.
filed 2007-10-30
CIK 1123846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

At March 31, 2005, the Registrant had 1,000,000 shares of common stock issued.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three-month periods ended March 31, 2005 and 2004 are attached to this quarterly report.

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

Overview

Our activities were related to seeking new business opportunities. We used our limited personnel and financial resources principally in connection with the search for new business opportunities. It may be expected that starting any new business opportunity will involve the issuance of our shares of Common Stock. To the extent that Common Stock is used to acquire any new business, any available cash, of which there can be no assurance, will be used to finance such new business operations. There was no stock issued from December 31, 2002 through October 2005. At the end of the period covered by this report, we had no cash or other current assets.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2005, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

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

The Registrant has not filed a Form 8-K during the period ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ David E. Joseph, CEO, President	/s/ Michael B. Jackson, CFO
(Principal Executive Officer)	(Principal Financial Officer)
Dated: October 30, 2007	Dated: October 30, 2007

Financial Statements Back to Table of Contents

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET
AS OF MARCH 31, 2005 (Unaudited)
March 31, 2005

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

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
AND FOR THE PERIOD FROM AUGUST 14, 2000 (DATE OF INCEPTION) TO MARCH 31, 2005

	Three-Months	Three-Months	August 14, 2000
	Ended	Ended	(Inception) to
	March 31, 2005	March 31, 2004	March 31, 2005

Income from forgiveness of debt	-	-	7,643
Expenses:
Administrative	-	-	8,643
Total expenses	-	-	8,643
NET INCOME (LOSS)	$-	$-	(1,000)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$-	$-	0.00
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,000,000	1,000,000	1,000,000
See accompanying notes to financial statements.

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
AND FOR THE PERIOD FROM AUGUST 14, 2000 (DATE OF INCEPTION) TO MARCH 31, 2005

	Three-Months	Three-Months	August 14, 2000
	Ended	Ended	(Inception) to
	March 31, 2005	March 31, 2004	March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$-	$-	$(1,000)

Adjustments to reconcile net income to cash generated by operating activities:
Income from forgiveness of debt	-	-	(7,643)
Changes in operating assets and liabilities:
Increase (decrease) in accrued liabilities	-	-	2,786
Net cash used in operating activities	-	-	(5,857)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	1,000
Advanced from related party	-	-	4,857
Net cash provided by financing activities	-	-	5,857

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Taxes Paid	$-	$-	$-
Interest Paid	$-	$-	$-

See accompanying notes to financial statements.

FIFTH AVENUE ACQUISITION II CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations

Fifth Avenue Acquisition II Corp. (a development stage enterprise) (the "Company") was incorporated in Florida on August 14, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination transaction with a domestic entity. As of March 31, 2005, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company's not having any material operations for the period ending March 31, 2005.

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

Preferred Stock

As of March 31, 2005, the Company is authorized to issue 3,000,000 shares of preferred stock par $0.001 par value, which may be divided into series and with the preferences, limitations and relative rights determined by the board of directors. No preferred stock has been issued as of the date of this report.

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

NOTE 4 – NET LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding as of March 31, 2005.

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