Form 10KSB
period 2006-12-31
Specialized Services, Inc.
filed 2007-11-01
CIK 1123846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
___________________________

☒                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

On October 30, 2007, the Registrant had 36,300,000 shares of common stock outstanding. On October 30, 2007, the aggregate market value of the 7,310,000 common stock held by non-affiliates of the Registrant was approximately $73,100.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

The Business of  Specialized Services

Specialized Service Inc., was founded in January 1988 as a Michigan s-corporation and in 2005 changed to a c-corporation. The Company is in the fuel services distribution business, principally to its truck fleet customers ("Fuel Services"). Through our distribution group, we negotiate with fuel providers, such as truck stops across the United States,  for volume discounts for our fleet customers. The Company also negotiates with its truck fleet customers,  based upon their fuel use requirements and committed volume needs, in order to provide the best prices discounts. The Fuel Services provided by the Company include coordination of our truck stop directory with negotiated pricing with truck stops and cost per gallon on a cost plus basis or a discount at point of sale, together with use of a fuel credit card provided by a third party biller. These cards are made available to fleet truck drivers, so that over the road purchases of fuel can be tracked, volume commitments and discounts evaluated and efficiencies provided to our customers and increased truck flow to the truck stop providers of fuel. In the fiscal years ended December 31, 2006 and December 31, 2005, we had gross billings of $20.1 million and $28.9 million, respectively. Distribution of fuel product represented approximately 80% of gross billings in 2006 and approximately 87% of gross billings in 2005.

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

Employees

As of October 30, 2007, the Company had 7 full time employees including its executive officers. No employees are covered by a collective bargaining agreement. The Company's management considers relations with its employees to be satisfactory.

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

Shares eligible for future sale.
As of October 30, 2007, the Company had 36,300,000 shares of common stock issued and outstanding. 7,310,000 of such shares are freely tradable in the public market (except by affiliates of the Company) and 28,990,000 shares are "restricted" as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of one year may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one percent (l%) of (a) the Company's issued and outstanding Common Stock or (b) the average weekly trading volume of the Common Stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a two-year holding period. However, all of the current shareholders of the Company owning 1% or more of the issued and outstanding Common Stock are subject to Rule 144 limitations on selling.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended December 31, 2006, no matters were submitted to a vote of our security holders.

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

	Fiscal 2006		Fiscal 2005		Fiscal 2004
	High	Low	High	Low	High	Low
Fourth Quarter ended December 31,	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Third Quarter ended September 30,	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Second Quarter ended June 30,	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
First Quarter ended March 31,	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

Approximate Number of Holders of Common Stock: On October 30, 2007, there were approximately 35 shareholders of record of our common stock.

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

Gross Billings and Net Revenues

Gross billings for the year ended December 31, 2006 were $20,092,577 compared to gross billings of $28,939,215 during the year ended December 31, 2005. The decrease in billings was principally a result of changes in the economic environment and higher costs of fuel because of lower refinery production. Our direct costs during 2006 were $19,975,606 compared to $28,654,469 in 2005. We had net revenues of $116,971 in 2006 compared to net revenues of $284,746 in 2005.

General and administrative expenses

In 2006, general and administrative expenses totaled $167,016 compared to $304,261 in 2005.

Operating Income (loss)

Our operating loss was $50,045 in 2006 compared to an operating loss of $19,515 in 2005.

Net Income (Loss)

Our net loss in 2006 was $12,371 compared to a net income of $6,344 in 2005.

Liquidity and Capital Resources

Our cash used in operating activities during 2006 was $15,025 compared to cash provided by operating activities of $21,700 in 2005. During 2006 the financing activities provided $14,261 consisting mainly of utilizing existing credit lines. The Company's financing activities used $19,293 mainly due to the repayment of $15,300 in loans and repayments under our credit line offset by proceeds received through the issuance of common stock.

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

Off-Balance Sheet Arrangements

As of December 31, 2006 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2006 we did not have any Contractual Obligations and Commitments.

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

Income Taxes

The Company, with the consent of its stockholders, had elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code for periods prior to 2005. Instead of paying federal corporate income taxes, the stockholders of an S Corporation are taxed individually on their proportionate share of the Company’s taxable income. In 2005, the Company revoked its S-election and began paying tax as a C-corporation. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes which require the use of the liability method of accounting for income taxes. See Note 5.

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

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 are attached to this annual report.

Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of December 31, 2006, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

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

ITEM 10. EXECUTIVE COMPENSATION Back to Table of Contents

The following table contains the executive compensation to the chief executive officer of the Company for the periods set forth below.

Summary Compensation Table
Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

David E. Joseph, CEO, President	2006	---	---	---	---	---	---
	2005	---	---	---	---	---	---
	2004	---	---	---	---	---	---
Michael B. Jackson, CFO, Vice President	2006	---	---	---	---	---	---
	2005	---	---	---	---	---	---
	2004	---	---	---	---	---	---

The Company has no employment agreement with any of its officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of October 30, 2007, the Registrant had 36,300,000 shares of common stock issued.

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

(b) Reports on Form 8-K During the Last Quarter of the Fiscal Year Covered by this Report: none.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Maddox Ungar Silberstein, PLLC  as independent public accountant for the fiscal years ending December 31, 2006 and 2005.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Maddox Ungar Silberstein, PLLC, for the audit of the Registrant's annual financial statements for the years ended December 31, 2006 and 2005, and fees billed for other services rendered by Maddox Ungar Silberstein, PLLC, respectively during those periods.

Year Ended
	December 31, 2006	December 31, 2005
Audit fees (1)	$7,500	$7,500
Audit-related fees (2)	N/A	N/A
Tax fees (3)	N/A	N/A
All other fees	N/A	N/A
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

/s/ David E. Joseph, CEO, President	/s/ Michael B. Jackson, CFO
(Principal Executive Officer)	(Principal Financial Officer)
Dated: October 31, 2007	Dated: October 31, 2007

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

Board of Directors
Specialized Services, Inc.
Southfield, Michigan

We have audited the accompanying balance sheet of Specialized Services, Inc., as of December 31, 2006, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Specialized Services, Inc., as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
September 28, 2007

SPECIALIZED SERVICES, INC.

BALANCE SHEET
As of December 31, 2006

ASSETS	2006
Current Assets
Cash	$4,523
Accounts Receivable	15,625
Accounts Receivable	6,300
Total Current Assets	26,448

Property and Equipment, Net	0

Other Assets
Deposits	4,395
TOTAL ASSETS	$30,843

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued Expenses and Taxes	$25,068
Loans Payable – Related Parties	10,550
Note Payable	49,083
Total Liabilities	84,701

Stockholders’ Deficit:
Common Stock, $.0001 par value, 100,000,000 shares authorized, 29,998,000 shares issued and outstanding	3,000
Additional Paid in Capital	24,048
Accumulated Deficit	(80,906)
Total Stockholders’ Deficit	(53,858)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$30,843

The accompanying notes are integral part of the financial statements.

SPECIALIZED SERVICES, INC.

STATEMENTS OF OPERATIONS
Years ended December 31, 2006 and 2005
	2006	2005

Gross Billings	$20,092,577	28,939,215
Direct Costs	19,975,606	28,654,469
Gross Profit	116,971	284,746

General and Administrative Expenses	167,016	304,261
Loss from Operations	(50,045)	(19,515)
Other Income (Expenses)	31,374	27,208
Net Income (Loss) Before Income Taxes	(18,671)	7,693
Corporate Income Tax Expense (Benefit)	(6,300)	1,349
Net Income (Loss)	$(12,371)	6,344

Net Income (Loss) Per Share: Basic and Diluted	$(0.00)	0.01

Weighted Average Shares Outstanding: Basic and Diluted	29,088,411	15,336,230

The accompanying notes are integral part of the financial statements.

SPECIALIZED SERVICES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2006 and 2005

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 1, 2005	3,000	$3,000	$21,948	$(72,879)	$(45,931)
Adjustment for Stock Split	8,997,000	(2,100)	2,100	-	-
Shares Issued	12,998,000	1,300	-	-	1,300
Distribution to Shareholders	-	-	-	(2,000)	(2,000)
Net Income for the Year	-	-	-	6,344	6,344
Balance, December 31, 2005	21,998,000	2,200	24,048	(68,535)	(42,287)
Shares issued	8,000,000	800	-	-	800
Net Loss for the Year				(12,371)	(12,371)
Balance, December 31, 2006	29,998,000	$3,000	$24,048	$(80,906)	$(53,858)

The accompanying notes are integral part of the financial statements.

SPECIALIZED SERVICES, INC.

STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(12,371)	$6,344
Adjustments to Reconcile Net Income (Loss) to Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	163	6,221

Change in operating assets and liabilities:
(Increase) Decrease in Accounts Receivable	9,484	82
(Increase) in Deferred Taxes	(6,300)	0
Increase (Decrease) in Accrued Expenses and Taxes	(6,001)	9,053
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(15,025)	21,700

CASH FLOWS FROM INVESTING ACTIVITIES
Distribution to Shareholders	0	(2,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	0	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Shares	800	1,300
Repayment of Line of Credit	0	(5,293)
Borrowings on Line of Credit	13,461	0
Repayment of Loan Payable – Related Parties	0	(15,300)
CASH FLOWS USED IN FINANCING ACTIVITIES	14,261	(19,293)

NET INCREASE IN CASH	(764)	407
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	5,287	4,880
CASH AND CASH EQUIVALENTS - END OF YEAR	$4,523	$5,287

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest	$4,526	$3,605
Cash Paid for Income Taxes	$-	$-

The accompanying notes are integral part of the financial statements.

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS

December 31, 2006

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

Income Taxes

The Company, with the consent of its stockholders, had elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code for periods prior to 2005. Instead of paying federal corporate income taxes, the stockholders of an S Corporation are taxed individually on their proportionate share of the Company’s taxable income.

In 2005, the Company revoked its S-election and began paying tax as a C-corporation. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes which require the use of the liability method of accounting for income taxes. See Note 5.

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

Income Per Share

Income per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2006 and 2005:

	2006	2005
Machinery and equipment	$186,902	$186,902
Furniture and fixtures	25,793	25,793
Transportation equipment	21,494	21,494
	234,189	234,189
Less: Accumulated depreciation	234,189	234,026
	$0	$163

NOTE 3 – LOANS PAYABLE – RELATED PARTIES

Loans payable to related parties are due to officers for funds advanced to the Company for working capital and are non-interest bearing and due upon demand.

NOTE 4 – LINE OF CREDIT PAYABLE

The Company has a $100,000 unsecured line of credit available with Franklin Bank, which is payable upon demand. The officers personally guarantee borrowings under this line of credit. At December 31, 2006 and 2005, $49,083 and $35,622, respectively, was owed under this line of credit. Interest rates fluctuate based on the prime rate plus 3.25%. The rates in effect at December 31, 2006 and 2005 were 11.5% and 10.25%, respectively.

NOTE 5 – INCOME TAXES

For the period ended December 31, 2006, the Company has incurred net losses and, therefore, has no tax liability. The net operating loss carry-forward is approximately $18,600 at December 31, 2006, can be carried forward and applied against future taxable income and used to reduce income taxes owed, and will expire in various amounts through the year 2026.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2006
Deferred tax asset attributable to:
Net operating loss carryover	$6,300

NOTE 6 – CAPITAL STOCK

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

In January 2006, the Company issued 4,000,000 common shares to an individual for services to be rendered.

In February 2006, the Company issued 4,000,000 common shares to an entity for services to be rendered.

There were no preferred shares issued and outstanding at December 31, 2006 and 2005.

NOTE 7 – OPERATING LEASE

The company rents its operating facilities under a 5 year operating lease dated October 1, 2003. The future minimum rental payments due under this lease were as follows at December 31, 2006:

December 31, 2007	$51,500
December 31, 2008	39,552

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48,“Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement No. 109“Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. FIN 48 is effective for the Company on January 1, 2007. Based on the Company's evaluation and analysis, FIN 48 is not expected to have a material impact on the Company's financial statements.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements and impact of FAS 157 on the Company's consolidated financial statements, and will adopt the provisions on January 1, 2008. FAS 157 is not expected to have a material impact on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), which expresses the Staff's views regarding the process of quantifying financial statement misstatements. The bulletin was effective at fiscal year-end 2006. The implementation of this bulletin had no impact on the Company's results of operations, cash flows or financial position.