Form 10QSB
period 2007-03-31
Specialized Services, Inc.
filed 2008-01-07
CIK 1123846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

At March 31, 2007, the Registrant had 29,998,000 shares of common stock issued.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three-month periods ended March 31, 2007 and 2006 are attached to this quarterly report.

Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION Back to Table of Contents

Forward-Looking Statements; Market Data

As used in this Quarterly Report, the terms "we", "us", "our" "Registrant", "SPSI" and the "Company" means Specialized Services, Inc., a Michigan corporation, and its subsidiaries. To the extent that we make any forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. Our forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Generally, forward-looking statements include phrases with words such as "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

General

On October 5, 2005, the Company entered into an Agreement and Plan of Merger with and into Fifth Avenue Acquisition II Corp., a public shell company, with an effective date of October 6, 2005. The Company is the successor reporting company. From August 2000 to October 2005, prior to the Agreement and Plan of Merger, the Registrant had only limited business operations.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006.

Gross Billings and Net Revenues

Gross billings for the period ended March 31, 2007 were $4,680,862 compared to $4,829,090 during the same period in the prior year. Our direct costs during the three-month period ended March 31, 2007 were $4,656,829 compared to $4,796,790 during the three-months ended March 31, 2006. We had net revenues of $24,033 during the three months ended March 31, 2007 compared to $32,300 during the three-month period ended March 31, 2006.

General and administrative expenses

During the three-month period ended March 31, 2007, general and administrative expenses totaled $67,371 compared to $79,909 during the same period in the prior year.

Operating Income (loss)

Our operating loss was $43,338 during the period ended March 31, 2007 compared to an operating loss of $47,609 during the three month ended March 31, 2006.

Net Loss

Our net loss during the three-month ended March 31, 2007 was $24,589 compared to a net loss of $36,361 during the period ended March 31, 2006.

Liquidity and Capital Resources

Cash provided by operating activities during the three-months ended March 31, 2007 was $5,938 compared to cash used of $7,090 during the same period in the prior year. During the three months ended March 31, 2007, the Company used $1,476 in its financing activities mainly consisting of repayments of and borrowings on line of credit.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2007, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

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

The Registrant has not filed a Form 8-K during the period ended March 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ David E. Joseph, CEO, President	/s/ Michael B. Jackson, CFO
(Principal Executive Officer)	(Principal Financial Officer)
Dated: January 7, 2008	Dated: January 7, 2008

Financial Statements Back to Table of Contents

SPECIALIZED SERVICES, INC.

BALANCE SHEET
As of March 31, 2007 (Unaudited)

ASSETS
Current Assets
Cash	$8,985
Accounts Receivable, Net	15,039
Deferred Taxes	20,500
Total Current Assets	44,524

Other Assets
Deposits	4,395
TOTAL ASSETS	$48,919

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses and taxes	69,209
Loans payable - related party	10,550
Note payable	47,607
Total liabilities	127,366

Stockholders’ Deficit:
Common Stock, $.0001 par value, 100,000,000 shares authorized, 29,998,000 shares issued and outstanding	3,000
Additional Paid in Capital	24,048
Accumulated Deficit	(105,495)
Total Stockholders’ Deficit	(78,447)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$48,919

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES, INC.

STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months ended March 31, 2007 and 2006
	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006

Gross Billings	$4,680,862	$4,829,090
Direct Costs	(4,656,829)	(4,796,790)
Gross Profit on Sales	24,033	32,300

General and Administrative Expenses	67,371	79,909
Operating loss	(43,338)	(47,609)
Other Income (Expenses)	4,549	11,248
Net Loss Before Income Taxes	(38,789)	(36,361)
Corporate Income Tax Expense (Benefit)	(14,200)	-
Net Loss	$(24,589)	$(36,361)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Shares Outstanding: Basic and Diluted	29,088,411	24,303,085

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES. INC.

STATEMENTS OF CASH FLOWS (Unaudited)
Three Months Ended March 31, 2007 and 2006

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(24,589)	$(36,361)
Adjustments to Reconcile Net Income to Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	0	163
Change in operating assets and liabilities:
(Increase) Decrease in Accounts Receivable	586	4,850
(Increase) in Deferred Taxes	(14,200)	0
Decrease in Accounts Payable	0	(8,519)
Increase (Decrease) in Accrued Expenses and Taxes	44,141	32,776
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,938	(7,090)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Stockholder Contributions	-	10,000
Proceeds from Issuance of Common Shares	-	800
Repayment of Line of Credit	(6,474)	(1,453)
Borrowings on Line of Credit	4,998	-
NET CASH PROVIDED BY (USED IN) IN FINANCING ACTIVITIES	(1,476)	9,347

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,462	2,257
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4,523	5,287
CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,985	$7,544

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest	$1,384	$633
Cash Paid for Income Taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 21, 2007

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

Income Per Share

Income per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2007:

Machinery and equipment	$186,902
Furniture and fixtures	25,793
Transportation equipment	21,494
234,189
Less: Accumulated depreciation	234,189
$ 0

NOTE 3 – LOANS PAYABLE – RELATED PARTIES

Loans payable to related parties are due to officers for funds advanced to the Company for working capital and are non-interest bearing and due upon demand.

NOTE 4 – LINE OF CREDIT PAYABLE

The Company has a $100,000 unsecured line of credit available with Franklin Bank, which is payable upon demand. The officers personally guarantee borrowings under this line of credit. At March 31, 2007, $47,607 was owed under this line of credit. Interest rates fluctuate based on the prime rate plus 3.25%. The rate in effect at March 31, 2007 was 11.5%.

NOTE 5 – INCOME TAXES

For the three months ended March 31, 2007, the Company has incurred a net loss and, therefore, has no tax liability. The cumulative net operating loss carry-forward, which includes 2006 losses, is approximately $224,000 at March 31, 2007, can be carried forward and applied against future taxable income and used to reduce income taxes owed, and will expire in various amounts through the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:
Net operating loss carryover	$20,500

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

There were no preferred shares issued and outstanding at March 31, 2007.

NOTE 7 – OPERATING LEASE

The company rents its operating facilities under a 5 year operating lease dated October 1, 2003. The future minimum rental payments due under this lease were as follows at March 31, 2007:

December 31, 2007	$38,600
December 31, 2008	39,552

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

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