Form 10QSB/A
period 2007-03-31
Specialized Services, Inc.
filed 2008-02-01
CIK 1123846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB/A
_________________________

𽵅                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At March 31, 2007, the Registrant had 31,098,000 shares of common stock issued.

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

General and administrative expenses

During the three-month period ended March 31, 2007, general and administrative expenses totaled $78,371 compared to $79,909 during the same period in the prior year.

Operating Income (loss)

Our operating loss was $54,338 during the period ended March 31, 2007 compared to an operating loss of $47,609 during the three month ended March 31, 2006.

Net Loss

Our net loss during the three-month ended March 31, 2007 was $35,589 compared to a net loss of $36,361 during the period ended March 31, 2006.

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

/s/ David E. Joseph, CEO, President	/s/ Michael B. Jackson, CFO
(Principal Executive Officer)	(Principal Financial Officer)
Dated: January 31, 2008	Dated: January 31, 2008

Financial Statements Back to Table of Contents

SPECIALIZED SERVICES, INC.

BALANCE SHEET
As of March 31, 2007 (Unaudited)

ASSETS
Current Assets
Cash	$8,985
Accounts Receivable, Net	15,039
Deferred Taxes	20,500
Total Current Assets	44,524

Other Assets
Deposits	4,395
TOTAL ASSETS	$48,919

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses and taxes	69,209
Loans payable - related party	10,550
Note payable	47,607
Total liabilities	127,366

Stockholders’ Deficit:
Common Stock, $.0001 par value, 100,000,000 shares authorized, 31,098,000 shares issued and outstanding	3,110
Additional Paid in Capital	34,938
Accumulated Deficit	(116,495)
Total Stockholders’ Deficit	(78,447)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$48,919

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES, INC.

STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months ended March 31, 2007 and 2006
	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006

Gross Billings	$4,680,862	$4,829,090
Direct Costs	(4,656,829)	(4,796,790)
Gross Profit on Sales	24,033	32,300

General and Administrative Expenses	78,371	79,909
Operating loss	(54,338)	(47,609)
Other Income (Expenses)	4,549	11,248
Net Loss Before Income Taxes	(49,789)	(36,361)
Corporate Income Tax Expense (Benefit)	(14,200)	-
Net Loss	$(35,589)	$(36,361)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Shares Outstanding: Basic and Diluted	30,584,667	24,303,085

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES. INC.

STATEMENTS OF CASH FLOWS (Unaudited)
Three Months Ended March 31, 2007 and 2006

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(35,589)	$(36,361)
Adjustments to Reconcile Net Income to Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	-	163
Stock issued for services	11,000	-
Change in operating assets and liabilities:
(Increase) Decrease in Accounts Receivable	586	4,850
(Increase) in Deferred Taxes	(14,200)	0
Decrease in Accounts Payable	0	(8,519)
Increase (Decrease) in Accrued Expenses and Taxes	44,141	32,776
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,938	(7,090)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Stockholder Contributions	-	10,000
Proceeds from Issuance of Common Shares	-	800
Repayment of Line of Credit	(6,474)	(1,453)
Borrowings on Line of Credit	4,998	-
NET CASH PROVIDED BY (USED IN) IN FINANCING ACTIVITIES	(1,476)	9,347

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,462	2,257
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4,523	5,287
CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,985	$7,544

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest	$1,384	$633
Cash Paid for Income Taxes	$-	$-

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

In February 2007, the Company issued 800,000 common shares to directors for services rendered and 300,000 common shares to individuals for services rendered as employees and consultants. The Company assigned a value of $.01 per share for the shares issued in 2007.

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