Form 10QSB
period 2007-06-30
Specialized Services, Inc.
filed 2008-02-01
CIK 1123846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

At June 30, 2007, the Registrant had 37,300,000 shares of common stock issued.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three-month periods ended June 30, 2007 and 2006 are attached to this quarterly report.

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

Three Months Ended June 30, 2007 Compared to Three Months June 30, 2006.

Gross Billings and Net Revenues

Gross billings for the period ended June 30, 2007 were $5,274,180 compared to $5,469,118 during the same period in the prior year. Our direct costs during the three-month period ended June 30, 2007 were $5,122,649 compared to $5,444,708 during the three-months ended June 30, 2006. We had net revenues of $155,531 during the three months ended June 30, 2007 compared to $24,410 during the three-month period ended June 30, 2006.

General and administrative expenses

During the three-month period ended June 30, 2007, general and administrative expenses totaled $435,239 compared to $42,430 during the same period in the prior year. The significant increase in our general and administrative expenses during the period ended June 30, 2007 is mainly due to non-cash compensation of $182,020.

Operating Income (loss)

Our operating loss was $283,708 during the period ended June 30, 2007 compared to an operating loss of $18,020 during the three months ended June 30, 2006.

Net Loss

Our net loss during the three-month ended June 30, 2007 was $311,707 compared to a net loss of $9,795 during the period ended June 30, 2006.

Six Months Ended June 30, 2007 Compared to Six Months June 30, 2006.

Gross Billings and Net Revenues

Gross billings for the six-month period ended June 30, 2007 were $9,955,042 compared to $10,298,208 during the same period in the prior year. Our direct costs during the six-month period ended June 30, 2007 were $9,779,478 compared to $10,241,498 during the six-months ended June 30, 2006. We had net revenues of $175,564 during the six months ended June 30, 2007 compared to $56,710 during the six-month period ended June 30, 2006.

General and administrative expenses

During the six-month period ended June 30, 2007, general and administrative expenses totaled $513,610 compared to $122,339 during the same period in the prior year. The significant increase in our general and administrative expenses during the period ended June 30, 2007 is mainly due to non-cash compensation of $193,020.

Operating Income (loss)

Our operating loss was $338,046 during the period ended June 30, 2007 compared to an operating loss of $65,629 during the six-months ended June 30, 2006.

Net Loss

Our net loss during the six months ended June 30, 2007 was $347,296 compared to a net loss of $46,158 during the period ended June 30, 2006.

Liquidity and Capital Resources

Cash used in our operating activities during the six-months ended June 30, 2007 was $5,561 compared to cash used of $9,804 during the same period in the prior year. During the six months ended June 30, 2007, the Company received through its financing activities $9,303 under a line of credit and repaid $5,000 in loans payable.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2007, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

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

The Registrant has not filed a Form 8-K during the period ended June 30, 2007.

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

Financial Statements Back to Table of Contents

SPECIALIZED SERVICES, INC.

BALANCE SHEET
As of June 30, 2007 (Unaudited)

ASSETS
Current Assets
Cash	$3,265
Accounts Receivable, Net	9,695
Deferred Taxes	-
Total Current Assets	12,960

Other Assets
Deposits	4,395
TOTAL ASSETS	$17,355

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses and taxes	161,653
Loans payable - related party	5,550
Note payable	58,386
Total liabilities	225,589

Stockholders’ Deficit:
Common Stock, $.0001 par value, 100,000,000 shares authorized, 37,300,000 shares issued and outstanding	3,730
Additional Paid in Capital	216,238
Accumulated Deficit	(428,202)
Total Stockholders’ Deficit	(208,234)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,355

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES, INC.

STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Six Months ended June 30, 2007 and 2006

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Gross Billings	$5,274,180	$5,469,118	$9,955,042	$10,298,208
Direct Costs	5,122,649	5,444,708	9,779,478	10,241,498
Gross Profit	151,531	24,410	175,564	56,710

General and Administrative Expenses	435,239	42,430	513,610	122,339
Loss from Operations	(283,708)	(18,020)	(338,046)	(65,629)
Other Income (Expenses)	(7,499)	8,225	(2,950)	19,473
Net (Loss) Before Taxes	(291,207)	(9,795)	(340,996)	(46,158)
Corporate Income Tax Expense (Benefit)	20,500	-	6,300	-
Net (Loss)	$(311,707)	$(9,795)	$(347,296)	$(46,158)

Net Income (Loss) Per Share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted Average Shares Outstanding	32,870,000	29,998,000	31,733,646	28,163,746

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES. INC.

STATEMENTS OF CASH FLOWS (Unaudited)
Six Months Ended June 30, 2007 and 2006

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(347,296)	$(46,156)
Adjustments to Reconcile Net Income to Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	-	163
Stock issued for services	193,020	-
Change in operating assets and liabilities:
Decrease in Accounts Receivable	5,930	13,819
Decrease in Deferred Taxes	6,300	-
Decrease in Accounts Payable	0	(11,756)
Increase in Accrued Expenses and Taxes	136,485	34,126
NET CASH USED IN OPERATING ACTIVITIES	(5,561)	(9,804)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-
CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Stockholder Contributions	-	12,000
Proceeds from Issuance of Common Shares	-	800
Repayment of Line of Credit	-	(2,535)
Borrowings on Line of Credit	9,303	-
Repayment of Loan Payable - Related Parties	(5,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,303	10,265

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,258)	461
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4,523	5,287
CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,265	$5,748

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest	$3,001	$916
Cash Paid for Income Taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007

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

In 2005, the Company revoked its S-election and began paying tax as a C-corporation. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes which requires the use of the liability method of accounting for income taxes. See Note 5.

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

Property and equipment consisted of the following at June 30, 2007:

Machinery and equipment	$186,902
Furniture and fixtures	25,793
Transportation equipment	21,494
234,189
Less: Accumulated depreciation	234,189
$ 0

NOTE 3 – LOANS PAYABLE – RELATED PARTIES

Loans payable to related parties are due to officers for funds advanced to the Company for working capital and are non-interest bearing and due upon demand.

NOTE 4 – LINE OF CREDIT PAYABLE

The Company has a $100,000 unsecured line of credit available with Franklin Bank, which is payable upon demand. The officers personally guarantee borrowings under this line of credit. At June 30, 2007, $58,386 was owed under this line of credit. Interest rates fluctuate based on the prime rate plus 3.25%. The rate in effect at June 30, 2007 was 11.5%.

NOTE 5 – INCOME TAXES

For the six months ended June 30, 2007, the Company has incurred a net loss and, therefore, has no tax liability. The cumulative net operating loss carry-forward, which includes 2006 losses, is approximately $702,000 at June 30, 2007, can be carried forward and applied against future taxable income and used to reduce income taxes owed, and will expire in various amounts through the year 2027. Due to the uncertainty of future taxable income, the Company has recorded a valuation allowance for the full amount of the deferred tax benefit.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:
Net operating loss caryover	$238,000
Valuation allowance	($238,000)
$0

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

In June 2007, the Company issued 3,000,000 restricted common shares as a Performance Bonus Award to an officer of the Company at a value of $.05 per share, and 3,202,000 Common shares as Incentive Awards for services rendered to the Company at a value of $$.01 per share.

There were no preferred shares issued and outstanding at June 30, 2007.

NOTE 7 – OPERATING LEASE

The company rents its operating facilities under a 5 year operating lease dated October 1, 2003. The future minimum rental payments due under this lease were as follows at June 30, 2007:

December 31, 2007	$25,700
December 31, 2008	39,552

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

The Company does not expect other recent accounting announcements to have a material effect on its financial statements.