Form 10QSB
period 2007-09-30
Specialized Services, Inc.
filed 2008-04-04
CIK 1123846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

At September 30, 2007, the Registrant had 37,500,000 shares of common stock issued.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three and nine-month periods ended September 30, 2007 and 2006 are attached to this quarterly report.

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

Three Months Ended September 30, 2007 Compared to Three Months September 30, 2006.

Gross Billings and Net Revenues

Gross billings for the period ended September 30, 2007 were $2,341,446 compared to $4,417,148 during the same period in the prior year. Our direct costs during the three-month period ended September 30, 2007 were $2,327,530 compared to $4,415,608 during the three-months ended September 30, 2006. We had net revenues of $13,916 during the three months ended September 30, 2007 compared to $1,540 during the three-month period ended September 30, 2006. This significant decrease in gross billings is directly related to the decline in the automotive industry since our major customers service the major automotive companies.

General and administrative expenses

During the three-month period ended September 30, 2007, general and administrative expenses totaled $101,011 compared to $13,605 during the same period in the prior year.

Operating Income (loss)

Our operating loss was $87,095 during the period ended September 30, 2007 compared to an operating loss of $12,065 during the three months ended September 30, 2006.

Net Loss

Our net loss during the three-month ended September 30, 2007 was $40,393 compared to a net loss of $13,209 during the period ended September 30, 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months September 30, 2006.

Gross Billings and Net Revenues

Gross billings for the nine-month period ended September 30, 2007 were $12,296,488 compared to $14,715,356 during the same period in the prior year. Our direct costs during the nine-month period ended September 30, 2007 were $12,107,008 compared to $14,657,106 during the nine-months ended September 30, 2006. We had net revenues of $189,480 during the nine months ended September 30, 2007 compared to $58,250 during the nine-month period ended September 30, 2006.

General and administrative expenses

During the nine-month period ended September 30, 2007, general and administrative expenses totaled $614,621 compared to $135,944 during the same period in the prior year. The significant increase in our general and administrative expenses during the period ended September 30, 2007 is mainly due to non-cash compensation of $193,020 and expenses related to developing potential new business opportunities.

Operating Income (loss)

Our operating loss was $425,141 during the period ended September 30, 2007 compared to an operating loss of $77,694 during the nine-months ended September 30, 2006.

Net Loss

Our net loss during the nine months ended June 30, 2007 was $387,689 compared to a net loss of $59,365 during the period ended Septemner 30, 2006.

Liquidity and Capital Resources

Cash used in our operating activities during the nine-months ended September 30, 2007 was $121,627 compared to cash used of $26,276 during the same period in the prior year. We used cash in our operating activities mainly due to our net loss of $387,689, an increase in accounts receivable by $55,672, offset by non-cash compensation of $193,020 and an increase in accrued expenses and taxes of $118,101.

During the nine months ended September 30, 2007, the Company used $15,000 for investing activities by acquiring equipment.

During the nine months ended September 30, 2007, the Company's financing activities provided funds of $161,296 mainly through a capital lease transaction of $158,763, borrowings of $9,303 under its line of credit, offset by repayments of its credit line and a $5,000 repayment to a related party.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2007, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

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

The Registrant has not filed a Form 8-K during the period ended September 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ David E. Joseph, CEO, President	/s/ Michael B. Jackson, CFO
(Principal Executive Officer)	(Principal Financial Officer)
Dated: April 4, 2008	Dated: April 4, 2008

Financial Statements Back to Table of Contents

SPECIALIZED SERVICES, INC.

BALANCE SHEET
As of September 30, 2007 (Unaudited)

ASSETS
Current Assets
Cash	$29,192
Accounts Receivable, Net	71,297
Deferred Taxes	-
Total Current Assets	100,489

Property and Equipment, net	172,873

Other Assets
Deposits	5,709
TOTAL ASSETS	$279,071

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses and taxes	143,169
Loans payable - related parties	5,550
Note payable	56,616
Capital lease payable - current	29,516
Total liabilities	234,198

Stockholders’ Deficit:
Common Stock, $.0001 par value, 100,000,000 shares authorized, 37,500,000 shares issued and outstanding	3,750
Additional Paid in Capital	379,718
Accumulated Deficit	(468,595)
Total Stockholders’ Deficit	(85,127)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$279,071

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES, INC.

STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Nine Months ended September 30, 2007 and 2006

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Gross Billings	$2,341,446	$4,417,148	$12,296,488	$14,715,356
Direct Costs	2,327,530	4,415,608	12,107,008	14,657,106
Gross Profit	13,916	1,540	189,480	58,250

General and Administrative Expenses	101,011	13,605	614,621	135,944
Loss from Operations	(87,095)	(12,065)	(425,141)	(77,694)
Other Income (Expenses)	(46,702)	(1,144)	43,752	18,329
Net Loss Before Taxes	(40,393)	(13,209)	(381,389)	(59,365)
Corporate Income Tax Expense (Benefit)	-	-	6,300	-
Net (Loss)	$(40,393)	$(13,209)	$(387,689)	$(59,365)

Net Income (Loss) Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	37,473,913	29,998,000	33,668,095	28,163,746

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES. INC.

STATEMENTS OF CASH FLOWS (Unaudited)
Nine Months Ended September 30, 2007 and 2006

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(387,689)	$(59,365)
Adjustments to Reconcile Net Income to Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	5,627	163
Stock issued for services	193,020	-
Change in operating assets and liabilities:
(Increase) Decrease in Accounts Receivable	(55,672)	14,045
Decrease in Deferred Taxes	6,300	-
(Increase) in Security Deposit	(1,314)	-
Decrease in Accounts Payable	-	(15,245)
Increase in Accrued Expenses and Taxes	118,101	34,126
NET CASH USED IN OPERATING ACTIVITIES	(121,627)	(26,276)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Paid to Acquire Equipment	(15,000)	-
CASH FLOWS FROM INVESTING ACTIVITIES	(15,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Stockholder Contributions	-	12,000
Proceeds from Issuance of Common Shares	-	800
Repayment of Line of Credit	(1,770)	(2,535)
Borrowings on Line of Credit	9,303	14,965
Loan Received from Officer	-	2,000
Capital Lease Payable	158,763	-
Repayment of Loan Payable - Related Parties	(5,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	161,296	29,765

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,669	3,489
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4,523	5,287
CASH AND CASH EQUIVALENTS - END OF PERIOD	$29,192	$8,776

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest	$4,699	$3,056
Cash Paid for Income Taxes	$-	$-

Supplemental Disclosure of Non-cash Activities:
Equipment Acquired through Issuance of Common Shares	$163,500	-

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Specialized Services, Inc. (“the Company”) was incorporated in Michigan in January, 1988. The Company aggregates (bundles) fuel products and services, and delivers these products and services to customers in a way that reduces the customers’ costs. In addition, the Company has a competitive local exchange carrier license to provide telecommunications services to companies; and, during the third quarter of 2007, it began making investments in short-term residential purchase, remodeling, and sale projects.

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

Income Per Share

Income per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2007:

Machinery and equipment	$365,402
Furniture and fixtures	25,793
Transportation equipment	21,494
412,689
Less: Accumulated depreciation	239,816
$172,873

Machinery and equipment includes $178,500 of equipment under capital leases that was acquired in the third quarter 2007. See Note 7.

NOTE 3 – LOANS PAYABLE – RELATED PARTIES

Loans payable to related parties are due to officers for funds advanced to the Company for working capital and are non-interest bearing and due upon demand.

NOTE 4 – LINE OF CREDIT PAYABLE

The Company has a $100,000 unsecured line of credit available with Franklin Bank, which is payable upon demand. The officers personally guarantee borrowings under this line of credit. At September 30, 2007, $56,616 was owed under this line of credit. Interest rates fluctuate based on the prime rate plus 3.25%. The rate in effect at September 30, 2007 was 11.0%.

NOTE 5 – INCOME TAXES

For the nine months ended September 30, 2007, the Company has incurred a net loss and, therefore, has no tax liability. The cumulative net operating loss carry-forward, which includes 2006 losses, is approximately $569,000 at September 30, 2007, can be carried forward and applied against future taxable income and used to reduce income taxes owed, and will expire in various amounts through the year 2027. Due to the uncertainty of future taxable income, the Company has recorded a valuation allowance for the full amount of the deferred tax benefit.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:
Net operating loss caryover	$193,500
Valuation allowance	($193,500)
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

In February 2007, the Company issued 800,000 common shares to directors for services rendered and 300,000 common shares to individuals for services rendered as employees and consultants at a value of $.01 per share.

In June 2007, the Company issued 3,000,000 restricted common shares as a Performance Bonus Award to an officer of the Company at a value of $.05 per share, and 3,202,000 Common shares as Incentive Awards for services rendered to the Company at a value of $.01 per share.

In July 2007, the Company issued 200,000 common shares as part of the purchase price of equipment it acquired.

There were no preferred shares issued and outstanding at September 30, 2007.

NOTE 7 – OPERATING AND CAPITAL LEASES

Operating Lease:

The Company rents its operating facilities under a 5 year operating lease dated October 1, 2003. The future minimum rental payments due under this lease were as follows at September 30, 2007:

September 30, 2008	$52,736
Thereafter	0

Capital Leases:

The Company entered into numerous equipment leases which were determined to be capital leases during the third quarter 2007. These leases were the result of the Company acquiring computer equipment for cash and common stock of the Company, and then entering into sale-leaseback transactions. Amounts due under the capital leases, net of finance charges, are summarized as follows as of September 30, 2007:

September 30, 2008	$28,406
September 30, 2009	30,865
September 30, 2010	33,325
September 30, 2011	35,785
September 30, 2012	30,482

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