Form 10-K
period 2009-12-31
Specialized Services, Inc.
filed 2010-10-22
CIK 1123846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Comprehensive filing for the fiscal years ending
December 31, 2009, 2008 and 2007 respectively, including
Quarterly reports for the Quarters ending
3/31/08 through 9/30/08

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

Common Stock, $0.0001                                                                           Over-the-Counter Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months.  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐                            Accelerated filer  ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐ No ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2010 was $85,201.38.

There were 473, 421 shares of the Registrant’s $.0001 par value common stock outstanding as of September 8, 2010.

Documents incorporated by reference:  none

Forward-Looking Statements and Associated Risks

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Turbine Truck Engines Inc.’s industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” ”believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

The Business of Specialized Services, Inc.

Specialized Services Inc., was founded in January 1988 as a Michigan s-corporation and in 2005 changed to a c-corporation. The Company is in the fuel services distribution business, principally to its truck fleet customers ("Fuel Services"). Through our distribution group, we negotiate with fuel providers, such as truck stops across the United States, for volume discounts for our fleet customers. The Company also negotiates with its truck fleet customers, based upon their fuel use requirements and committed volume needs, in order to provide the best prices discounts. The Fuel Services provided by the Company include coordination of our truck stop directory with negotiated pricing with truck stops and cost per gallon on a cost plus basis or a discount at point of sale, together with use of a fuel credit card provided by a third party biller. These cards are made available to fleet truck drivers, so that over the road purchases of fuel can be tracked, volume commitments and discounts evaluated and efficiencies provided to our customers and increased truck flow to the truck stop providers of fuel.

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

•
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

•
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

•
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

•	Look for partners with larger facilities within the same sector as a growth strategy.

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

The Company believes it has the following competitive strength:

Low-Cost, High-Volume Distribution System:

We have established our Fuel Services program as a service capable of providing truck fleets with cost savings based upon high volume nationally, together with the means to track costs, savings and usage, through our third party billing card. With high volume comes the opportunity to operate more efficiently by leveraging costs. Our efficient and productive operations have enhanced our ability to provide customers with competitive pricing of their fuel product needs which advantage improves customer acquisition and retention.

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

Diverse Distribution Base:

We have arrangements with fuel distributors at approximately 3,000 fuel stations under a wide variety of formats across the United States. Further, we provide our Fuel Services program to approximately 3 truck fleet customers.

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

Dependence on Major Customers

The Company does not depend on any major customers other than Churchill of Detroit, B & W Interstate and Cimarron Transportation, which accounted for 22%, 23% and 7% of our revenues during the fiscal year ending Dec. 31, 2007.  Because of changes in the financial markets in 2008, and 2009, and the customer base of our trucking companies being automotive, we have seen a decrease in revenues. As of Dec. 31, 2009 our major customer is Churchill of Detroit which accounts for approximately 10% of revenues.

Employees

As of September 8, 2010, the Company had 5 full time employees including its executive officers. No employees are covered by a collective bargaining agreement. The Company's management considers relations with its employees to be satisfactory.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. DESCRIPTION OF PROPERTIES

The Company moved out of its leased office facility in Southfield, Michigan in October, 2008 and since that time has maintained its offices in office facilities provided by one of its officers at no charge.   There is no legal obligation on the part of the officer to continue to provide the office space to us at no charge in the future.

ITEM 3. LEGAL PROCEEDING

The Registrant's officers and directors are not aware of any threatened or pending litigation to which the Registrant is a party or which any of its property is the subject and which would have any material, adverse effect on the Registrant.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Price Information

The Registrant's common stock became subject to quotation on the Pink OTC Markets under the symbol “SSPV” in February 2007. It currently trades under the symbol “SSRV”.  To the best knowledge of the Registrant, there has been a trading market for the Registrant’s common stock for approximately the past three years. The following table shows the high and low bid prices for the Registrant's common stock during the last three fiscal years as reported by the National Quotation Bureau Incorporated.

	Fiscal 2009		Fiscal 2008		Fiscal 2007
	High	Low	High	Low	High	Low
Fourth Quarter ended December 31	$0.24	$0.18	$0.90	$0.175	$0.06	$0.009
Third Quarter ended September 30	$0.24	$0.20	$1.25	$0.20	$0.07	$0.02
Second Quarter ended June 30	$0.41	$0.02	$7.00	$0.35	$0.10	$0.05
First Quarter ended March 31	$0.70	$0.40	$3.50	$0.50	$2.00	$0.05

On September 8, 2010, the closing bid price of the Company’s Common Stock as reported by the OTC.BB was $0.18 and there were approximately 48 shareholders of record.

Dividend Policy

Holders of our common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore. We have not paid any cash dividends on our common stock and do not anticipate paying any such cash dividends in the foreseeable future. Earnings, if any, will be retained to finance future growth. We may issue shares of our common stock in private or public offerings to obtain financing, capital or to acquire other businesses that can improve our performance and growth. Issuance and or sales of substantial amounts of common stock could adversely affect prevailing market prices in our common stock.

There are no restrictions in our articles of incorporation or by-laws that restrict us from declaring dividends.

Equity Compensation Plans

In June 2005, the Company's board of directors approved an employee incentive plan and issued 900,000 shares under such plan.  Since that time, no additional shares have been issued under the plan.

Common Stock

During the fiscal years ending December 31, 2007, 2008 and 2009 respectfully, there were no modifications of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During Fiscal year ending 2007, the Company issued 8,569,000 shares of common stock for services and  in connection with the sale-leaseback of equipment.  The total value of the shares issued for services was $193,045 and for the sale-leaseback of the equipment at $168,500.

During Fiscal year ending 2009, the Company issued 20,040,000 shares of common stock for services valued at $20,326.

On December 20, 2008, the company executed a 1 to 50 stock split.

During Fiscal year ending 2008, the Company did not issue any additional shares of its common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans not approved by security holders 2005 Incentive Plan	N/A	N/A	N/A

The Company’s 2005 Incentive Plan (the “2005 Plan”) authorizes up to 900,000 shares of common stock to any person employed by the Company either as an employee, officer, director or independent consultant or other person employed by the Company, provided that no person can be granted shares under the 2005 Plan for services related to capital raising or promotional activities. As of December 31, 2009, 900,000 shares have been issued pursuant to the 2005 Plan. There are no restrictions on resale upon the purchases of the stock from the employees or the consultants, unless contained in the written award approved by the Board of Directors.

ITEM 6. N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements.

GROSS BILLINGS AND NET REVENUES

Gross billings, Direct Costs and Gross Revenues for the years ending December 31, 2009, 2008, 2007 and 2006 respectively are reflected below:

Fiscal Year Ending	Gross Billings	Direct Costs	Gross Revenue
2009	$2,751,666	$2,683,172	$68,494
2008	$10,547,202	$10,401,482	$145,720
2007	$15,104,770	$$15,069,476	$35,294
2006	$20,092,577	$19,975,606	$116,971

*The Economic conditions referred to within this section generally refer to the overall economic condition of the country as a whole and in particular for purposes of understanding the impact on the Company’s financials, the resulting decrease in Gross Billings and overall company financial picture, over the reported period was principally a result of changes in the general economic environment and specifically the higher costs of fuel because of lower refinery production. In addition, many of our trucking customers were tied to the automotive industry and with the downturn in the general economic condition and the financial collapse within the automotive industry, services and gross billings declined drastically.  Additional information is provided where applicable.

Our direct costs during each of the four fiscal years decreased annually year over year principally as a result of *economic conditions, as the company streamlined its operations to adjust to decreased demand.

Gross Revenues for the Fiscal Year Ending December 31, 2009 decreased $77,226 from $145,720 for the Fiscal year ending December 31, 2008 to $68,494 for the Fiscal Year ending December 31, 2009 due primarily to *economic conditions.

Gross Revenues for the Fiscal Year Ending December 31, 2008 increased $110,426 from $35,294 for the Fiscal year ending December 31, 2007 to $145,720 for the Fiscal Year ending December 31, 2008 due primarily to *economic conditions.

Gross Revenues for the Fiscal Year Ending December 31, 2007 decreased $81,677 from $116,971for the Fiscal year ending December 31, 2006 to $35,294 for the Fiscal Year ending December 31, 2007 due primarily to* economic conditions.

OPERATING EXPENSES

Operating Expense for the fiscal years ending December 31, 2009, 2008, 2007 and 2006 respectively are reflected below:

Fiscal Year Ending	Operating Expenses
2009	$122,570
2008	$277,988
2007	$608,550
2006	$167,016

Operating Expenses for the Fiscal Year Ending December 31, 2009 decreased $155,418 from $277,988 for the Fiscal year ending December 31, 2008 to $122,570 for the Fiscal Year ending December 31, 2009 due primarily to *economic conditions, as the company streamlined its operations to adjust to decreased demand.

Operating Expenses for the Fiscal Year Ending December 31, 2008 decreased $330,562 from $608,550 for the Fiscal year ending December 31, 2007 to $277,988 for the Fiscal Year ending December 31, 2008 due primarily to *economic conditions, as the company streamlined its operations to adjust to decreased demand.

Operating Expenses for the Fiscal Year Ending December 31, 2007 increased $441,534 from $167,016 for the Fiscal year ending December 31, 2006 to $608,550 for the Fiscal Year ending December 31, 2007 due primarily to the Company’s increased expenses related to compliance costs associated with their publicly traded status.

NET INCOME (LOSS)

Net Income (Loss) for the fiscal years ending December 31, 2009, 2008, 2007 and 2006 respectively are reflected below:

Fiscal Year Ending	Net Income (Loss)
2009	$(54,041)
2008	$(121,248)
2007	$(497,229)
2006	$(12,371)

The Company’s Net Loss for the Fiscal Year Ending December 31, 2009 decreased $67,207 from ($121,248) for the Fiscal year ending December 31, 2008 to ($54,041) for the Fiscal Year ending December 31, 2009 due primarily to economic conditions.

The Company’s Net Loss for the Fiscal Year Ending December 31, 2008 decreased $375,981 from ($497,229) for the Fiscal year ending December 31, 2007 to $($121,248) for the Fiscal Year ending December 31, 2008 due primarily to economic conditions.

The Company’s Net Loss for the Fiscal Year Ending December 31, 2007 increased $484,858 from ($12,371) for the Fiscal year ending December 31, 2006 to ($497,229) for the Fiscal Year ending December 31, 2007 due primarily to the significant increase in the Company’s Operating expenses related to compliance costs associated with their publicly traded status.

LIQUIDITY AND CAPITAL RESOURCES

The Company had negative working capital as of December 31, 2009 and limited cash.  The Company plans to continue to pursue its business model to try and increase its revenue and may also seek a partner within its sector or seek additional funding through debt or equity financing, as needed.

Cash used in operating activities and cash flows from financing activities for the years ending December 31, 2009, 2008, 2007 and 2006 respectively are reflected below:

Fiscal Year Ending	Cash Used In Operating Activities	Cash Flows From Financing Activities
2009	$9,934	$(6,281)
2008	$(3,880)	$(138)
2007	$(129,264)	$132,420
2006	$(15,025)	$14,261

2009

The Company’s Cash Used in Operating Activities for the Fiscal Year Ending December 31, 2009 increased $13,814 from ($3,880) for the Fiscal year ending December 31, 2008 to $9,934 for the Fiscal Year ending December 31, 2009 due primarily to economic conditions. The Company’s Net Cash from Financing Activities for the Fiscal Year Ending December 31, 2009 decreased $6,143 from ($138) for the Fiscal year ending December 31, 2008 to ($6,281) for the Fiscal Year ending December 31, 2009 due primarily to *economic conditions.

2008

The Company’s Cash Used in Operating Activities for the Fiscal Year Ending December 31, 2008 decreased $125,384 from ($129,264) for the Fiscal year ending December 31, 2007 to ($3,880) for the Fiscal Year ending December 31, 2008 due primarily to *economic conditions. The Company’s Net Cash from Financing Activities for the Fiscal Year Ending December 31, 2008 decreased $132,282 from $132,420 for the Fiscal year ending December 31, 2007 to ($138) for the Fiscal Year ending December 31, 2008 due primarily to *economic conditions.

2007

The Company’s Cash Used in Operating Activities for the Fiscal Year Ending December 31, 2007 decreased $114,239 from ($15,025) for the Fiscal year ending December 31, 2006 to ($129,264) for the Fiscal Year ending December 31, 2007 due primarily to *economic conditions. The Company’s Net Cash from Financing Activities for the Fiscal Year Ending December 31, 2007 increased $118,159 from $14,261for the Fiscal year ending December 31, 2006 to $132,420 for the Fiscal Year ending December 31, 2007 due primarily to *economic conditions.

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

OFF-BALANCE SHEET ARRANGEMENTS

During the Fiscal Years ending December 31, 2007, 2008 and 2009 respectively, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of the each of the Fiscal Years ending December 31, 2007, 2008 and 2009 respectively, we did not have any Contractual Obligations and Commitments.

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of December 31, 2009 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds
2006 Non-Plan Options and Warrants	2,007,413	$981,783

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We believe that the following critical policies affect our more significant judgments and estimates used in preparation of our financial statements.

Furniture and equipment are recorded at cost and depreciated on a declining balance and straight-line basis over their estimated useful lives, principally two to seven years. Accelerated methods are used for tax depreciation. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When furniture and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

The Company has incurred deferred offering costs in connection with raising additional capital through the sale of its common stock. These costs are capitalized and charged against additional paid-in capital when common stock is issued. If there is no issuance of common stock, the costs incurred are charged to operations.

Research and development costs are charged to operations when incurred and are included in operating expenses.

New Accounting Pronouncements
For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 3:  Significant Accounting Polices:  Recent Accounting Standards” in Part II, Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Registrant's audited financial statements for the fiscal years ended December 31, 2007, December 31, 2008 and December 31, 2009 are attached to this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T) CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Management conducted its evaluation based on the framework in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2009, such disclosure controls and procedures were effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act).  Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Our management assessed our internal control over financial reporting based on the Internal Control – Integrated Framework issued by the COSO.  Based on the results of this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2009 based on such criteria.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.  Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.  Based on their evaluation as of the end of the period covered by this report, management concluded that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarters ending December 31, 2009, 2008 and 2007 respectively, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Auditor’s Report on Internal Control over Financial Reporting

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE AND CORPORATE GOVERNANCE

Name	Age	Title	Date Became Executive Officer
David E. Joseph	63	Chairman	10/2005
Michael B. Jackson	57	Chief Financial Officer, Vice President and Director	10/2005
Christopher Aldridge	47	President, CEO, and Director	05/2008
Dennis Davenport, Esq.	63	Corporate Counsel and Director	08/2006

All of the officers have held these positions and/or directorships with us since April 2005. Officers are not elected for a fixed term of office but hold office until their successors have been elected.

David E. Joseph, Chairman - Mr. Joseph was one of the three founders of SSI in 2000. Prior to the organization of SSI, Mr. Joseph was employed by Ford Motor Company, Dearborn, MI where he had positions of increasing responsibility including supervisory and management positions. Mr. Joseph holds an MBA degree in management from the University of Detroit and a B.A.A. degree in accounting from the Detroit Institute of Technology. Mr. Joseph is a Board Member of the Mitchell Ross Foundation and the Larry Doss Foundation and is Secretary of the Board of Don Bosco Hall.  Mr. Joseph was co-owner of the Hawthorn Suites Hotel in Southfield , Mi from 2002 to 2006.

Michael B. Jackson, CFO, Vice President and Director - Mr. Jackson is also one of the three founders of SSI in 2000. Prior to the organization of SSI, Mr. Jackson served as manager of credit for Meadowdale Foods, Inc., Detroit, MI, where he implemented a program for improvement of internal financial reporting systems and managed an inventory loan portfolio of $16 million, among other duties. From 1982 to 1985, Mr. Jackson was an independent auditor for Commercial Services, Inc., Madison Heights, MI, where he was responsible for insurance audits and risk assessment. Mr. Jackson holds a B.A. in economics from Morehouse College, Atlanta, GA and attended Dartmouth College, Tuck School of Business, Hanover, NH in 1995-96.

Christopher B. Aldridge, President, CEO,  and Director - Mr. Aldridge became the COO and a director of the Company in August 2006.  In May, 2008 he was elected President and CEO. Since May 2006, Mr. Aldridge was the CEO of Good Faith Homes. From April 2004 to May 2005 Mr. Aldridge was an Executive Vice President for FIMCO, a national mortgage company. Form October 2002 to April 2003, Mr. Aldridge was the president of the Charter One Community Development Ban in Cleveland. Mr. Aldridge graduated from Harvard College, Cambridge, MA with a B.A. in Economics and graduated with a Juris Doctor from Wayne State University in 1993.

Dennis Davenport, Esq., Corporate Counsel and Director - Prior to joining the Company as counsel in 2006, Mr. Davenport owned and managed the Hawthorn Suites Hotel in Southfield, MI from 2002 to 2006. Mr. Davenport also owned and operated two McDonald franchises from 1988 to 2001 in Michigan. Prior to owning and operating two businesses he worked as staff attorney for General Motors from 1983 to 1988. Mr. Davenport holds a Juris Doctor from the University of Michigan and holds a Master of Arts from the Michigan State University.

ITEM 11. EXECUTIVE COMPENSATION

The following table contains the executive compensation to the chief executive officers of the Company for the periods set forth below.

Summary Compensation Table

Long Term
		Annual Compensation			Compensation Awards
				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
David E. Joseph, CEO, President	2007	none---	none---	none---	none---	none---	none---
	2008	none---	none---	none---	none---	none---	none---
	2009	none---	none---	none---	none---	none---	none---

Michael B. Jackson, CFO, Vice President	2007	none---	none---	none---	none---	none---	none---
	2008	none---	none---	none---	none---	none---	none---
	2009	none---	none---	none---	none---	none---	none---

The Company has no employment agreement with any of its officers and directors.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2009

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Note Vested ($)
N/A

DIRECTOR COMPENSATION

Directors receive no compensation for serving on the Board.

The following table summarizes compensation paid to all of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
N/A

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of September 20, 2010, the Registrant had 473,341 shares of common stock issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	David E. Joseph, Chairman 23077 Greenfield Road, Suite 470 Southfield, MI 48075	131,800 shares	28.263%
Common Stock	Michael B. Jackson, CFO, Vice President and Director 900 Bunche Street Dothan, AL	58,000 shares	12.437%
Common Stock	Charles D. Davenport, Esq. Director 23077 Greenfield Road, Suite 470 Southfield, MI 48075	84,000 shares	18.013%
Common Stock	Christopher B. Aldridge, President, CEO and Director 23077 Greenfield Road, Suite 470 Southfield, MI 48075	43,400 shares	9.307%
Common Stock	William, Gregory, Smith and Associates 4248 Merck Road Wilson, NC 27893	43,400 shares	9.307%
Common Stock	All officers and directors as a group (4 people)	317,200 shares	68.02%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Registrant's Board of Directors has appointed Silberstein Ungar, PLLC as independent public accountant for the fiscal years ending December 31, 2009, 2008 and 2007.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by Silberstein Ungar, PLLC for the audit of the Registrant's annual financial statements for the years ended December 31, 2009, 2008 and 2007, and fees billed for other services rendered by Silberstein Ungar, PLLC, respectively during those periods.

	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Audit fees (1)	$8,000	$7,900	$7,800
Audit-related fees (2)	N/A	N/A	N/A
Tax fees (3)	N/A	N/A	N/A
All other fees	N/A	N/A	4,500

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

Financial Statements

Index

Report of Independent Registered Public Accounting Firm

Fiscal Year Ending 12/31/09
Balance sheet
Statements of operations
Statements of changes in stockholders' deficit
Statements of cash flows
Notes to the financial statements

Quarter Ending 9/30/09
Balance sheet
Statements of operations
Statements of changes in stockholders' deficit
Statements of cash flows
Notes to the financial statements

Quarter Ending 6/30/09
Balance sheet
Statements of operations
Statements of changes in stockholders' deficit
Statements of cash flows
Notes to the financial statements

Quarter Ending 3/031/09
Balance sheet
Statements of operations
Statements of changes in stockholders' deficit
Statements of cash flows
Notes to the financial statements

Fiscal Year Ending 12/31/08
Balance sheet
Statements of operations
Statements of changes in stockholders' deficit
Statements of cash flows
Notes to the financial statements

Quarter Ending 9/30/08
Balance sheet
Statements of operations
Statements of changes in stockholders' deficit
Statements of cash flows
Notes to the financial statements

Quarter Ending 6/30/08
Balance sheet
Statements of operations
Statements of changes in stockholders' deficit
Statements of cash flows
Notes to the financial statements

Quarter Ending 3/031/08
Balance sheet
Statements of operations
Statements of changes in stockholders' deficit
Statements of cash flows
Notes to the financial statements

Fiscal Year Ending 12/31/07
Balance sheet
Statements of operations
Statements of changes in stockholders' deficit
Statements of cash flows
Notes to the financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Specialized Services, Inc.
Southfield, Michigan

Board of Directors Pre-Approval Process, Policies and Procedures

Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Board of Directors. Our principal auditors have informed our Board of Directors of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Board of Directors prior to commencing such services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Regulation Number	Exhibit

3.1	Certificate of Incorporation, as amended (1)

3.2	Certificate of Amendment (2)

3.3	Bylaws (1)

23.1	Consent of Silberstein Ungar, PLLC

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIALIZED SERVICES, INC.

Dated: October 7, 2010	By:	/s/ Christopher B. Aldridge
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: October 7, 2010	By:	/s/ Michael B. Jackson, CFO
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Christopher B. Aldridge, CEO, President	/s/ Michael B. Jackson, CFO
(Principal Executive Officer)	(Principal Financial Officer)
Dated: October 7, 2010	Dated: October ___, 2010

SPECIALIZED SERVICES, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2007

SPECIALIZED SERVICES, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2007

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets at December 31, 2007 and 2006	F-2

Statements of Operations for the Years Ended
December 31, 2007 and 2006	F-3

Statement of Stockholders’ Deficit as of December 31, 2007	F-4

Statements of Cash Flows for the Years Ended
December 31, 2007 and 2006	F-5

Notes to the Financial Statements	F-6 – F-9

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Specialized Services, Inc.
Southfield, Michigan

We have audited the accompanying balance sheets of Specialized Services, Inc., as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Specialized Services, Inc., as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
October 18, 2010

SPECIALIZED SERVICES, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$7,679	$4,523
Accounts receivable	10,811	21,925
Prepaid interest	107,256	0
Total Current Assets	125,746	26,448

PROPERTY AND EQUIPMENT, net	163,948	0

Other Assets
Deposits	5,709	4,395

TOTAL ASSETS	$295,403	$30,843

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$5,919	$0
Accrued expenses and taxes	147,692	25,068
Leases payable – current portion	57,921	0
Loan payable – related party	5,550	10,550
Line of credit	54,803	49,083
Total Current Liabilities	271,885	84,701

Long-Term Liabilities
Leases payable	213,060	0

TOTAL LIABILITIES	484,945	84,701

STOCKHOLDERS’ DEFICIT
Capital stock, $0.0001 par value, 100,000,000 shares authorized, 3,856,700 and 2,999,800 shares issued and outstanding	386	3,000
Additional paid in capital	388,207	24,048
Accumulated deficit	(578,135)	(80,906)
Total Stockholders’ Deficit	(189,542)	(53,858)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$295,403	$30,843

The accompanying notes are an integral part of the financial statements

SPECIALIZED SERVICES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

	2007	2006 (Restated)

NET REVENUE	$35,294	$116,971

OPERATING EXPENSES	608,550	167,016

LOSS FROM OPERATIONS	(573,256)	(50,045)

OTHER INCOME (EXPENSE)	69,727	31,374

LOSS PRIOR TO PROVISION FOR INCOME TAXES	(503,529)	(18,671)

PROVISION (BENEFIT) FOR INCOME TAXES	6,300	(6,300)

NET LOSS	$(497,229)	$(12,371)

WEIGHTED AVERAGE NUMBERS OF SHARES OUTSTANDING: BASIC AND DILUTED	3,082,978	2,908,841

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.16)	$(0.00)

The accompanying notes are an integral part of the financial statements

SPECIALIZED SERVICES, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
AS OF DECEMBER 31, 2007

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Beginning balance, January 1, 2005	900,000	$3,000	$21,948	$(72,879)	$(45,931)

Adjustment for stock split	-	(2,100)	2,100	-	-

Shares issued	1,299,800	1,300	-	-	1,300

Distribution to shareholders	-	-	-	(2,000)	(2,000)

Net income for the year ended December 31, 2005	-	-	-	6,344	6,344

Balance, December 31, 2005	2,199,800	2,200	24,048	(68,535)	(42,287)

Shares issued	800,000	800	-	-	800

Net loss for the year ended December 31, 2006	-	-	-	(12,371)	(12,371)

Balance, December 31, 2006	2,999,800	3,000	24,048	(80,906)	(53,858)

Shares issued	856,900	857	360,688	-	361,545

Stock split, 1 to 10	-	(3,471)	3,471	-	0

Net loss for the year ended December 31, 2007	-	-	-	(497,229)	(497,229)

Balance, December 31, 2007	3,856,700	$386	$388,207	$(578,135)	$(189,542)

The accompanying notes are an integral part of the financial statements

SPECIALIZED SERVICES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the year	$(497,229)	$(12,371)
Adjustments to reconcile net (loss) to cash provided by operating activities:
Depreciation and amortization	30,277	163
Common stock issued for services	193,045
Changes in assets and liabilities:
Decrease in accounts receivable	11,114	9,484
(Increase) decrease in deferred taxes	6,300	(6,300)
(Increase) in security deposits	(1,314)	0
Increase in account payable	5,919	0
Increase (decrease) in accrued expenses and taxes	122,624	(6,001)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(129,264)	(15,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	0	800
Borrowings from line of credit	5,000	13,461
Repayment of loan payable – related party	(5,000)	0
Net proceeds received on sale – leaseback of equipment	149,180	0
Payments on leases payable	(16,760)	0
NET CASH PROVIDED BY FINANCING ACTIVITIES	132,420	14,261

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,156	(764)

CASH AND CASH EQUIVALENTS – BEGINNING	4,523	5,287

CASH AND CASH EQUIVALENTS – ENDING	$7,679	$4,523

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$12,417	$4,526
Cash paid for income taxes	$0	$0
SUPPLEMENTAL NON-CASH TRANSACTIONS:
Property and equipment acquired with capital leases	$178,500	$0
Stock issued in connection with sale – leaseback of equipment	$168,500	$0
Leases payable recorded in connection with sale – leaseback of equipment	$289,607	$0
Prepaid interest recorded in connection with sale – leaseback of equipment	$122,981	$0

The accompanying notes are an integral part of the financial statements

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

Basis of Accounting
The Company uses the accrual basis of accounting for financial statement reporting. Accordingly, revenues are recognized when products are delivered and services are rendered, and expenses are recognized when the obligation is incurred. The reported net revenues figure represents the total amount of fuel and telecommunications products and services that were purchased from the Company during the year by its customers, net of the Company’s cost of sales, as required under EITF 99-19 (ASC 605-45).  See Note 10.

Cash and Cash Equivalents
The Company considers certificates of deposit and other highly liquid investments with original maturities of three months or less to be cash equivalents.

Property and Equipment
Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful life of each asset. See Note 2.

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

In 2005, the Company revoked its S-election and began paying tax as a C-corporation. Income taxes are accounted for under the assets and liability method.  Deferred  tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. See Note 5.

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

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2007 and 2006:

	2007	2006
Machinery and equipment	$365,402	$186,902
Furniture and fixtures	25,793	25,793
Transportation equipment	21,494	21,494
Subtotal	412,689	234,189
Less: Accumulated depreciation	(248,741)	(234,189)
Property and equipment, net	$163,948	$0

NOTE 3 – LOANS PAYABLE – RELATED PARTIES

Loans payable to related parties are due to officers for funds advanced to the Company for working capital and are non-interest bearing and due upon demand.

NOTE 4 – LINE OF CREDIT PAYABLE

The Company has a $100,000 unsecured line of credit available with First Place Bank, which is payable upon demand. The officers personally guarantee borrowings under this line of credit. At December 31, 2007 and 2006, $54,083 and $49,083, respectively, was owed under this line of credit. Interest rates fluctuate based on the prime rate plus 3.25%. The rates in effect at December 31, 2007 and 2006 were 10.5% and 11.5%, respectively.

NOTE 5 – INCOME TAXES

For the period ended December 31, 2007, the Company has incurred net losses and, therefore, has no tax liability. The net operating loss carry-forward is approximately $196,500 at December 31, 2007, can be carried forward and applied against future taxable income and used to reduce income taxes owed, and will expire in various amounts through the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

December 31, 2007
Deferred tax asset attributable to:
Net operating loss carryover	$196,500
Less: valuation allowance	(196,500)
Net deferred tax asset	$-

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

During the year ended December 31, 2007, the Company issued 8,569,000 shares of common stock for services and in connection with the sale-leaseback of equipment.  The total value of the shares issued for the services was $193,045. The value of the shares issued in connection with the sale-leaseback of equipment was $168,500.

On October 8, 2007, the Company approved a 1 to 10 reverse stock split. Shares outstanding, average weighted shares outstanding, and loss per share have been adjusted to reflect this split.

There were 3,856,700 shares of common stock outstanding as December 31, 2007.

There were no preferred shares issued and outstanding at December 31, 2007 and 2006.

NOTE 7 – OPERATING LEASE

The company rents its operating facilities under a 5 year operating lease dated October 1, 2003. The future minimum rental payments due under this lease were as follows at December 31, 2007:

December 31, 2008	$39,552
Total	$39,552

NOTE 8 – CAPITAL LEASES

The Company sold and leased back equipment during the year ended December 31, 2007.  The Company entered into five capital lease agreements.  All of the leases are for a term of 60 months with varying interest rates. The entire amount of interest due over the term of the leases has been capitalized as prepaid interest and is being amortized over the lease term. The future minimum rental payments due under this lease were as follows at December 31, 2007:

December 31, 2008	$57,921
2009	57,921
2010	57,921
2011	57,921
2012	38,615
Total	$270,299

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 10 – RESTATEMENT

In its 2006 Statement of Operations, the Company presented its gross revenues and direct costs, rather than presenting them on a net basis as required by EITF 99-19 (ASC 605-45).  The Company has restated its 2006 revenues in these financial statements to present them on a net basis, as follows:

	As Previously Stated	As Restated	Effect of Restatement

Gross Billings	$20,092,577	-	$(20,092,577)
Direct Costs	$19,975,606	-	$(19,975,606)
Net Revenues	$116,971	$116,971	$0

NOTE 11 – NET REVENUE

Net Revenue for 2007 of $35,294 was comprised of gross billings of $15,104,770 less direct costs of $15,069,476.  Net revenue for 2006 of $116,971 was comprised of gross billings of $20,092,577 less direct costs of $19,975,606.

NOTE 12 – SUBSEQUENT EVENTS

On January 16, 2010, the Company and certain of its controlling shareholders entered into an Agreement and Plan of Merger with Joule Energy, LLC.  The Merger is expected to close during the first quarter of 2011.

The Company has analyzed its operations subsequent to December 31, 2007 to October 18, 2010, the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

SPECIALIZED SERVICES, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2008

SPECIALIZED SERVICES, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2008

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets at December 31, 2008 and 2007	F-2

Statements of Operations for the Years Ended
December 31, 2008 and 2007	F-3

Statement of Stockholders’ Deficit as of December 31, 2008	F-4

Statements of Cash Flows for the Years Ended
December 31, 2008 and 2007	F-5

Notes to the Financial Statements	F-6 – F-9

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Specialized Services, Inc.
Southfield, Michigan

We have audited the accompanying balance sheets of Specialized Services, Inc., as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Specialized Services, Inc., as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
October 18, 2010

SPECIALIZED SERVICES, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$3,661	$7,679
Accounts receivable	76,835	10,811
Prepaid interest	66,531	107,256
Total Current Assets	147,027	125,746

PROPERTY AND EQUIPMENT, net	128,248	163,948

Other Assets
Deposits	0	5,709

TOTAL ASSETS	$275,275	$295,403

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$28,486	$5,919
Accrued expenses and taxes	206,057	147,692
Leases payable – current portion	102,060	57,921
Loan payable – related party	5,550	5,550
Line of credit	58,793	54,803
Total Current Liabilities	400,946	271,885

Long-Term Liabilities
Leases payable	164,793	213,060

TOTAL LIABILITIES	565,739	484,945

STOCKHOLDERS’ DEFICIT
Capital stock, $0.005 par value, 100,000,000 shares authorized, 473,341 and 77,134 shares issued and outstanding as of December 31, 2009 and 2008, respectively	47	386
Additional paid in capital	408,872	388,207
Accumulated deficit	(699,383)	(578,135)
Total Stockholders’ Deficit	(290,464)	(189,542)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$275,275	$295,403

The accompanying notes are an integral part of the financial statements

SPECIALIZED SERVICES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

NET REVENUE	$145,720	$35,294

OPERATING EXPENSES	277,988	608,550

LOSS FROM OPERATIONS	(132,268)	(573,256)

OTHER INCOME (EXPENSE)	11,020	69,727

LOSS PRIOR TO PROVISION FOR INCOME TAXES	(121,248)	(503,529)

PROVISION (BENEFIT) FOR INCOME TAXES	0	6,300

NET LOSS	$(121,248)	$(497,229)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	108,564	61,660

NET LOSS PER SHARE: BASIC AND DILUTED	$(1.12)	$(8.06)

The accompanying notes are an integral part of the financial statements

SPECIALIZED SERVICES, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
AS OF DECEMBER 31, 2008

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Beginning balance, January 1, 2005	18,000	$3,000	$21,948	$(72,879)	$(45,931)

Adjustment for stock split	-	(2,100)	2,100	-	-

Shares issued	25,996	1,300	-	-	1,300

Distribution to shareholders	-	-	-	(2,000)	(2,000)

Net income for the year ended December 31, 2005	-	-	-	6,344	6,344

Balance, December 31, 2005	43,996	2,200	24,048	(68,535)	(42,287)

Shares issued	16,000	800	-	-	800

Net loss for the year ended December 31, 2006	-	-	-	(12,371)	(12,371)

Balance, December 31, 2006	59,996	3,000	24,048	(80,906)	(53,858)

Shares issued	17,138	857	360,688	-	361,545

Stock split 1 to 10	-	(3,471)	3,471	-	0

Net loss for the year ended December 31, 2007	-	-	-	(497,229)	(497,229)

Balance, December 31, 2007	77,134	386	388,207	(578,135)	(189,542)

Shares issued for services	400,800	2,004	18,322	-	20,326

Stock split, 1 to 50	-	(2,342)	2,342	-	-

Outstanding share correction	(4,593)	(1)	1	-	-

Net loss for the year ended December 31, 2008	-	-	-	(121,248)	(121,248)

Balance, December 31, 2008	473,341	$47	$408,872	$(699,383)	$(290,464)

The accompanying notes are an integral part of the financial statements

SPECIALIZED SERVICES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the year	$(121,248)	$(497,229)
Adjustments to reconcile net (loss) to cash provided by operating activities:
Depreciation and amortization	76,425	30,277
Common stock issued for services	20,326	193,045
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(66,024)	11,114
(Increase) decrease in deferred taxes	0	6,300
(Increase) decrease in security deposits	5,709	(1,314)
Increase in account payable	22,567	5,919
Increase (decrease) in accrued expenses and taxes	58,365	122,624
NET CASH USED IN OPERATING ACTIVITIES	(3,880)	(129,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from line of credit	8,883	5,000
Payment on line of credit	(4,893)	0
Repayment of loan payable – related party	0	(5,000)
Net proceeds received on sale – leaseback of equipment	0	149,180
Payments on leases payable	(4,128)	(16,760)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(138)	132,420

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,018)	3,156

CASH AND CASH EQUIVALENTS – BEGINNING	7,679	4,523

CASH AND CASH EQUIVALENTS – ENDING	$3,661	$7,679

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,438	$12,417
Cash paid for income taxes	$0	$0
SUPPLEMENTAL NON-CASH TRANSACTIONS:
Property and equipment acquired with capital leases	$0	$178,500
Stock issued in connection with sale – leaseback of equipment	$0	$168,500
Leases payable recorded in connection with sale – leaseback of equipment	$0	$289,607
Prepaid interest recorded in connection with sale – leaseback of equipment	$0	$122,981

The accompanying notes are an integral part of the financial statements

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Basis of Accounting
The Company uses the accrual basis of accounting for financial statement reporting. Accordingly, revenues are recognized when products are delivered and services are rendered, and expenses are recognized when the obligation is incurred. The reported net revenues figure represents the total amount of fuel and telecommunications products and services that were purchased from the Company during the year by its customers, net of the Company’s cost of sales, as required under EITF 99-19 (ASC 605-45).  See Note 9.

Cash and Cash Equivalents
The Company considers certificates of deposit and other highly liquid investments with original maturities of three months or less to be cash equivalents.

Property and Equipment
Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful life of each asset. See Note 2.

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

In 2005, the Company revoked its S-election and began paying tax as a C-corporation. Income taxes are accounted for under the assets and liability method.  Deferred  tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. See Note 5.

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

Loss Per Share
Loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.  See Note 6.

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2008 and 2007:

	2008	2007
Machinery and equipment	$365,402	$365,402
Furniture and fixtures	25,793	25,793
Transportation equipment	21,494	21,494
Subtotal	412,689	412,689
Less: Accumulated depreciation	(284,441)	(248,741)
Property and equipment, net	$128,248	$163,948

NOTE 3 – LOANS PAYABLE – RELATED PARTIES

Loans payable to related parties are due to officers for funds advanced to the Company for working capital and are non-interest bearing and due upon demand.

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 4 – LINE OF CREDIT PAYABLE

The Company has a $100,000 unsecured line of credit available with First Place Bank, which is payable upon demand. The officers personally guarantee borrowings under this line of credit. At December 31, 2008 and 2007, $58,793 and $54,083, respectively, was owed under this line of credit. Interest rates fluctuate based on the prime rate plus 3.25%. The rates in effect at December 31, 2008 and 2007 were 6.5% and 10.5%, respectively.

NOTE 5 – INCOME TAXES

For the period ended December 31, 2008, the Company has incurred net losses and, therefore, has no tax liability. The net operating loss carry-forward is approximately $700,000 at December 31, 2008, can be carried forward and applied against future taxable income and used to reduce income taxes owed, and will expire in various amounts through the year 2028.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

December 31, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$238,000
Less: valuation allowance	(238,000)
Net deferred tax asset	$-

NOTE 6 – CAPITAL STOCK

During the year ended December 31, 2007, the Company issued 8,569,000 shares of common stock for services and in connection with the sale-leaseback of equipment.  The total value of the shares issued for the services was $193,045. The value of the shares issued in connection with the sale-leaseback of equipment was $168,500.

On October 8, 2007, the Company approved a 1 to 10 reverse stock split. Shares outstanding, average weighted shares outstanding, and loss per share have been adjusted to reflect this split.

During the year ended December 31, 2008, there were 20,040,000 shares of common stock issued for services valued at $20,326.

On December 20, 2008 the Company executed a 1 to 50 stock split.  Shares outstanding, average weighted shares outstanding, and loss per share have been adjusted to reflect this split.

There were 473,341 shares of common stock outstanding as December 31, 2008.

There were no preferred shares issued and outstanding at December 31, 2008.

NOTE 7 – OPERATING LEASE

The company rented its operating facilities under a 5 year operating lease dated October 1, 2003. The Company moved out of the facility as of October 2008.  Subsequently, the Company neither owns nor leases any real property as of December 31, 2008. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 8 – CAPITAL LEASES

The Company sold and leased back equipment during the year ended December 31, 2007.  The Company entered into five capital lease agreements.  All of the leases are for a term of 60 months with varying interest rates. The entire amount of interest due over the term of the leases has been capitalized as prepaid interest and is being amortized over the lease term. The future minimum rental payments due under this lease were as follows at December 31, 2008:

December 31, 2009	$102,060
2010	57,921
2011	57,921
2012	48,951
Total	$266,853

NOTE 9 – NET REVENUE

Net Revenue for 2008 of $145,720 was comprised of gross billings of $10,547,202 less direct costs of $10,401,482.  Net Revenue for 2007 of $35,294 was comprised of gross billings of $15,104,770 less direct costs of $15,069,476.

NOTE 10 – SUBSEQUENT EVENTS

On January 16, 2010, the Company and certain of its controlling shareholders entered into an Agreement and Plan of Merger with Joule Energy, LLC.  The Merger is expected to close during the first quarter of 2011.

The Company has analyzed its operations subsequent to December 31, 2008 to October 18, 2010, the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

SPECIALIZED SERVICES, INC.
BALANCE SHEETS
AS OF MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007 (AUDITED)

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS
Current Assets
Cash	$4,839	$7,679
Accounts receivable, net	71,783	10,811
Prepaid interest	96,167	107,256
Total Current Assets	172,789	125,746

Property and Equipment, Net	155,023	163,948

Other Assets
Deposits	5,709	5,709

TOTAL ASSETS	$333,521	$295,403

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$7,651	$5,919
Accrued expenses and taxes	184,816	147,692
Leases payable – current portion	59,652	57,921
Loans payable – related party	5,550	5,550
Line of credit	63,660	54,803
Total Current Liabilities	321,329	271,885

Long – Term Liabilities
Leases payable	208,233	213,060

Total Liabilities	529,562	484,945

STOCKHOLDERS’ DEFICIT
Common Stock – $.0001 par value, 100,000,000 shares authorized; 23,896,700 and 3,856,700 shares issued and outstanding	2,390	386
Additional paid-in capital	406,529	388,207
Accumulated deficit	(604,960)	(578,135)
Total Stockholders’ Deficit	(196,041)	(189,542)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$333,521	$295,403

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three months ended March 31, 2008	Three months ended March 31, 2007 (Restated)
NET REVENUES	$76,285	$24,033

OPERATING EXPENSES	114,125	78,371

LOSS FROM OPERATIONS	(37,840)	(54,338)

OTHER INCOME (EXPENSE)	11,015	4,549

NET LOSS BEFORE INCOME TAXES	(26,825)	(49,789)

PROVISION FOR INCOME TAXES (BENEFIT)	0	(14,200)

NET LOSS	$(26,825)	$(35,589)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,499,337	3,058,467

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.01)

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
AS OF MARCH 31, 2008

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Beginning balance, January 1, 2005	900,000	$3,000	$21,948	$(72,879)	$(45,931)

Adjustment for stock split	-	(2,100)	2,100	-	-

Shares issued	1,299,800	1,300	-	-	1,300

Distribution to shareholders	-	-	-	(2,000)	(2,000)

Net income for the year ended December 31, 2005	-	-	-	6,344	6,344

Balance, December 31, 2005	2,199,800	2,200	24,048	(68,535)	(42,287)

Shares issued	800,000	800	-	-	800

Net loss for the year ended December 31, 2006	-	-	-	(12,371)	(12,371)

Balance, December 31, 2006	2,999,800	3,000	24,048	(80,906)	(53,858)

Shares issued	856,900	857	360,688	-	361,545

Stock split, 1 to 10	-	(3,471)	3,471	-	0

Net loss for the year ended December 31, 2007	-	-	-	(497,229)	(497,229)

Balance, December 31, 2007	3,856,700	386	388,207	(578,135)	(189,542)

Shares issued for services	20,040,000	2,004	18,322	-	20,326

Net loss for the three months ended March 31, 2008	-	-	-	(26,825)	(26,835)

Balance, March 31, 2008	23,896,700	$2,390	$406,529	$(604,960)	$(196,041)

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three months ended March 31, 2008	Three months ended March 31, 2007
Cash Flows from Operating Activities:
Net loss for the period	(26,825)	(35,589)

Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and amortization	20,014	0
Stock issued for services	20,326	11,000
Changes in Assets and Liabilities
(Increase) decrease in accounts receivable	(60,972)	586
(Increase) in deferred taxes	0	(14,200)
Increase in accounts payable	1,732	0
Increase in accrued expenses and taxes	37,124	44,141
Net Cash Provided by (Used in) Operating Activities	(8,601)	5,938

Cash Flows from Financing Activities:
Repayment of line of credit	0	(6,474)
Borrowings on line of credit	8,857	4,998
Payments on leases payable	(3,096)	0
Net Cash (Used in) Financing Activities	5,761	(1,476)

Net Increase in Cash and Cash Equivalents	(2,840)	4,462

Cash and Cash Equivalents – Beginning	7,679	4,523

Cash and Cash Equivalents – Ending	$4,839	$8,985

Supplemental Cash Flow Information:
Cash paid for interest	$1,546	$1,384
Cash paid for income taxes	$0	$0

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008

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

Basis of Accounting
The Company uses the accrual basis of accounting for financial statement reporting. Accordingly, revenues are recognized when products are delivered and services are rendered, and expenses are recognized when the obligation is incurred. The reported net revenues figure represents the total amount of fuel and telecommunications products and services that were purchased from the Company during the period by its customers, net of the Company’s cost of sales, as required under EITF 99-19 (ASC 605-45).  See Note 10.

Basic of Presentation
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Cash and Cash Equivalents
The Company considers certificates of deposit and other highly liquid investments with original maturities of three months or less to be cash equivalents.

Property and Equipment
Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful life of each asset. See Note 2.

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

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
The Company, with the consent of its stockholders, had elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code for periods prior to 2005. Instead of paying federal corporate income taxes, the stockholders of an S Corporation are taxed individually on their proportionate share of the Company’s taxable income.

In 2005, the Company revoked its S-election and began paying tax as a C-corporation. Income taxes are accounted for under the assets and liability method.  Deferred  tax  assets  and  liabilities are recognized for the estimated future tax consequences attributable  to differences between the financial statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. See Note 5.

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

Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Machinery and equipment	$365,402	$365,402
Furniture and fixtures	25,793	25,793
Transportation equipment	21,494	21,494
Subtotal	412,689	412,689
Less: Accumulated depreciation	(257,666)	(248,741)
Property and equipment, net	$155,023	$163,948

NOTE 3 – LOANS PAYABLE – RELATED PARTIES

Loans payable to related parties are due to officers for funds advanced to the Company for working capital and are non-interest bearing and due upon demand. There was $5,550 due to a related party as of March 31, 2008 and December 31, 2007.

NOTE 4 – LINE OF CREDIT PAYABLE

The Company has a $100,000 unsecured line of credit available with First Place Bank, which is payable upon demand. The officers personally guarantee borrowings under this line of credit. At March 31, 2008 and December 31, 2007, $63,660 and $54,803, respectively, was owed under this line of credit. Interest rates fluctuate based on the prime rate plus 3.25%. The rates in effect at March 31, 2008 and December 31, 2007 were 10.5% and 10.5%, respectively.

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 5 – INCOME TAXES

For the period ended March 31, 2008, the Company has incurred net losses and, therefore, has no tax liability. The net operating loss carry-forward is approximately $205,700 at March 31,2008, can be carried forward and applied against future taxable income and used to reduce income taxes owed, and will expire in various amounts through the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2008	December 31, 2007
Deferred tax asset attributable to:
Net operating loss carryover	$205,700	$196,500
Less: valuation allowance	(205,700)	(196,500)
Net deferred tax asset	$-	$-

NOTE 6 – CAPITAL STOCK

During the year ended December 31, 2007, the Company issued 8,569,000 shares of common stock for services and in connection with the sale-leaseback of equipment.  The total value of the shares issued for the services was $193,045. The value of the shares issued in connection with the sale-leaseback of equipment was $168,500.

On October 8, 2007, the Company approved a 1 to 10 reverse stock split. Shares outstanding, average weighted shares outstanding, and loss per share have been adjusted to reflect this split.

During the three months ended March 31, 2008, there were 20,040,000 shares of common stock issued for services valued at $20,326.

There were 23,896,700 shares of common stock outstanding as March 31, 2008.

There were no preferred shares issued and outstanding at March 31, 2008.

NOTE 7 – OPERATING LEASE

The company rents its operating facilities under a 5 year operating lease dated October 1, 2003. The future minimum rental payments due under this lease were as follows at December 31, 2007:

December 31, 2009	$39,235
Total	$39,235

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 8 – CAPITAL LEASES

The Company sold and leased back equipment during the year ended December 31, 2007.  The Company entered into five capital lease agreements.  All of the leases are for a term of 60 months with varying interest rates. The entire amount of interest due over the term of the leases has been capitalized as prepaid interest and is being amortized over the lease term. The future minimum rental payments due under this lease were as follows at March 31, 2008:

March 31, 2009	$59,652
2010	57,921
2011	57,921
2012	57,921
2013	34,470
Total	$267,885

NOTE 9 – RESTATEMENT

In its March 31, 2007 Statement of Operations, the Company presented its gross revenues and direct costs, rather than presenting them on a net basis as required by EITF 99-19 (ASC 605-45).  The Company has restated its March 31, 2007 revenues in these financial statements to present them on a net basis, as follows:

	As Previously Stated	As Restated	Effect of Restatement

Gross Billings	$4,680,862	-	$(4,680,862)
Direct Costs	$4,656,829	-	$(4,656,829)
Net Revenues	$24,033	$24,033	$0

NOTE 10 – NET REVENUE

Net Revenue for the three months ended March 31, 2008 of $76,285 was comprised of gross billings of $2,630,631 less direct costs of $2,554,346.  Net revenue for the three months ended March 31, 2007 of $24,033 was comprised of gross billings of $4,680,865 less direct costs of $4,656,829.

NOTE 11 – SUBSEQUENT EVENTS

On January 16, 2010, the Company and certain of its controlling shareholders entered into an Agreement and Plan of Merger with Joule Energy, LLC.  The Merger is expected to close during the first quarter of 2011.

The Company has analyzed its operations subsequent to March 31, 2008 to October 18, 2010, the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

SPECIALIZED SERVICES, INC.
BALANCE SHEETS
AS OF JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007 (AUDITED)

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS
Current Assets
Cash	$2,583	$7,679
Accounts receivable, net	74,647	10,811
Prepaid interest	85,684	107,256
Total Current Assets	162,914	125,746

Property and Equipment, Net	146,098	163,948

Other Assets
Deposits	5,709	5,709

TOTAL ASSETS	$314,721	$295,403

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$10,424	$5,919
Accrued expenses and taxes	198,882	147,692
Leases payable – current portion	73,100	57,921
Loans payable – related party	5,550	5,550
Line of credit	63,686	54,803
Total Current Liabilities	351,642	271,885

Long – Term Liabilities
Leases payable	193,753	213,060

TOTAL LIABILITIES	545,395	484,945

STOCKHOLDERS’ DEFICIT
Common Stock – $.0001 par value, 100,000,000 shares authorized; 23,896,700 and 3,856,700 shares issued and outstanding	2,390	386
Additional paid-in capital	406,529	388,207
Accumulated deficit	(639,593)	(578,135)
TOTAL STOCKHOLDERS’ DEFICIT	(230,674)	(189,542)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$314,721	$295,403

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007

	Six months ended June 30, 2008 (Unaudited)	Six months ended June 30, 2007 (Unaudited)	Three months ended June 30, 2008 (Unaudited)	Three months ended June 30, 2007 (Unaudited)

NET REVENUES	$102,588	$175,564	$26,302	$151,531

OPERATING EXPENSES	175,061	513,610	60,936	435,239

LOSS FROM OPERATIONS	(72,473)	(338,046)	(34,634)	(283,708)

OTHER INCOME (EXPENSE)	11,015	(2,950)	0	(7,499)

NET LOSS BEFORE INCOME TAXES	(61,458)	(340,996)	(34,634)	(291,207)

PROVISION FOR INCOME TAXES	0	6,300	0	20,500

NET LOSS	$(61,458)	$(347,296)	$(34,634)	$(311,707)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	15,198,019	3,173,364	23,896,700	3,287,000

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.11)	$(0.00)	$(0.09)

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
AS OF JUNE 30, 2008

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Beginning balance, January 1, 2005	900,000	$3,000	$21,948	$(72,879)	$(45,931)

Adjustment for stock split	-	(2,100)	2,100	-	-

Shares issued	1,299,800	1,300	-	-	1,300

Distribution to shareholders	-	-	-	(2,000)	(2,000)

Net income for the year ended December 31, 2005	-	-	-	6,344	6,344

Balance, December 31, 2005	2,199,800	2,200	24,048	(68,535)	(42,287)

Shares issued	800,000	800	-	-	800

Net loss for the year ended December 31, 2006	-	-	-	(12,371)	(12,371)

Balance, December 31, 2006	2,999,800	3,000	24,048	(80,906)	(53,858)

Shares issued	856,900	857	360,688	-	361,545

Stock split, 1 to 10	-	(3,471)	3,471

Net loss for the year ended December 31, 2007	-	-	-	(497,229)	(497,229)

Balance, December 31, 2007	3,856,700	386	388,207	(578,135)	(189,542)

Shares issued for services	20,040,000	2,004	18,322	-	20,326

Net loss for the six months ended June 30, 2008	-	-	-	(61,458)	(61,458)

Balance, June 30, 2008	23,896,700	$2,390	$406,529	$(639,593)	$(230,674)

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Six months ended June 30, 2008 (Unaudited)	Six months ended June 30, 2007 (Unaudited)
Cash Flows from Operating Activities
Net loss for the period	$(61,458)	$(347,296)

Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and amortization	39,422	0
Stock issued for services	20,326	193,020
Changes in Assets and Liabilities
(Increase) decrease in accounts receivable	(63,836)	5,930
(Increase) in deferred taxes	0	6,300
Increase in accounts payable	4,505	0
Increase in accrued expenses and taxes	51,190	136,485
Net Cash Used in Operating Activities	(9,851)	(5,561)

Cash Flows from Financing Activities
Repayment of line of credit	0	0
Borrowings on line of credit	8,883	9,303
Payments on leases payable	(4,128)	(5,000)
Net Cash Provided by Financing Activities	4,755	4,303

Net Increase in Cash and Cash Equivalents	(5,096)	(1,258)

Cash and Cash Equivalents – Beginning	7,679	4,523

Cash and Cash Equivalents – Ending	$2,583	$3,265

Supplemental Cash Flow Information:
Cash paid for interest	$2,934	$3,001
Cash paid for income taxes	$0	$0

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2008

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

Basis of Accounting
The Company uses the accrual basis of accounting for financial statement reporting. Accordingly, revenues are recognized when products are delivered and services are rendered, and expenses are recognized when the obligation is incurred. The reported net revenues figure represents the total amount of fuel and telecommunications products and services that were purchased from the Company during the period by its customers, net of the Company’s cost of sales, as required under EITF 99-19 (ASC 605-45).  See Note 10.

Basic of Presentation
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2007. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Cash and Cash Equivalents
The Company considers certificates of deposit and other highly liquid investments with original maturities of three months or less to be cash equivalents.

Property and Equipment
Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful life of each asset. See Note 2.

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

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
The Company, with the consent of its stockholders, had elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code for periods prior to 2005. Instead of paying federal corporate income taxes, the stockholders of an S Corporation are taxed individually on their proportionate share of the Company’s taxable income.

In 2005, the Company revoked its S-election and began paying tax as a C-corporation. Income taxes are accounted for under the assets and liability method.  Deferred  tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. See Note 5.

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

Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Machinery and equipment	$365,402	$365,402
Furniture and fixtures	25,793	25,793
Transportation equipment	21,494	21,494
Subtotal	412,689	412,689
Less: Accumulated depreciation	(266,591)	(248,741)
Property and equipment, net	$146,098	$163,948

NOTE 3 – LOANS PAYABLE – RELATED PARTIES

Loans payable to related parties are due to officers for funds advanced to the Company for working capital and are non-interest bearing and due upon demand. There was $5,550 due to a related party as of June 30, 2008 and December 31, 2007.

NOTE 4 – LINE OF CREDIT PAYABLE

The Company has a $100,000 unsecured line of credit available with First Place Bank, which is payable upon demand. The officers personally guarantee borrowings under this line of credit. At June 30, 2008 and December 31, 2007, $63,686 and $54,083, respectively, was owed under this line of credit. Interest rates fluctuate based on the prime rate plus 3.25%. The rates in effect at June 30, 2008 and December 31, 2007 were 8.5% and 10.5%, respectively.

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 5 – INCOME TAXES

For the period ended June 30, 2008, the Company has incurred net losses and, therefore, has no tax liability. The net operating loss carry-forward is approximately $217,500 at June 30, 2008, can be carried forward and applied against future taxable income and used to reduce income taxes owed, and will expire in various amounts through the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2008	December 31, 2007
Deferred tax asset attributable to:
Net operating loss carryover	$217,500	$196,500
Less: valuation allowance	(217,500)	(196,500)
Net deferred tax asset	$-	$-

NOTE 6 – CAPITAL STOCK

During the year ended December 31, 2007, the Company issued 8,569,000 shares of common stock for services and in connection with the sale-leaseback of equipment.  The total value of the shares issued for the services was $193,045. The value of the shares issued in connection with the sale-leaseback of equipment was $168,500.

On October 8, 2007, the Company approved a 1 to 10 reverse stock split. Shares outstanding, average weighted shares outstanding, and loss per share have been adjusted to reflect this split.

During the six months ended June 30, 2008, there were 20,040,000 shares of common stock issued for services valued at $20,326.

There were 23,896,700 shares of common stock outstanding as June 30, 2008.

There were no preferred shares issued and outstanding at June 30, 2008.

NOTE 7 – OPERATING LEASE

The company rents its operating facilities under a 5 year operating lease dated October 1, 2003. The future minimum rental payments due under this lease were as follows at December 31, 2007:

December 31, 2009	$20,417
Total	$20,417

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 8 – CAPITAL LEASES

The Company sold and leased back equipment during the year ended December 31, 2007.  The Company entered into five capital lease agreements.  All of the leases are for a term of 60 months with varying interest rates. The entire amount of interest due over the term of the leases has been capitalized as prepaid interest and is being amortized over the lease term. The future minimum rental payments due under this lease were as follows at June 30, 2008:

June 30, 2009	$73,100
2010	57,921
2011	57,921
2012	57,921
2013	19,990
Total	$266,853

NOTE 9 – RESTATEMENT

In its June 30, 2007 Statement of Operations, the Company presented its gross revenues and direct costs, rather than presenting them on a net basis as required by EITF 99-19 (ASC 605-45).  The Company has restated its June 30, 2007 revenues in these financial statements to present them on a net basis, as follows:

	As Previously Stated	As Restated	Effect of Restatement
Six Months
Gross Billings	$9,955,042	-	$(9,955,042)
Direct Costs	$9,779,478	-	$(9,779,478)
Net Revenues	$175,564	$175,564	$0

Three Months
Gross Billings	$5,274,180	-	$(5,274,180)
Direct Costs	$5,122,649	-	$(5,122,649)
Net Revenues	$151,531	$151,531	$0

NOTE 10 – NET REVENUE

Net Revenue for the six months ended June 30, 2008 of $102,588 was comprised of gross billings of $5,825,369 less direct costs of $5,722,781.  Net revenue for the six months ended June 30, 2007 of $175,564 was comprised of gross billings of $9,955,042 less direct costs of $9,779,478.

Net Revenue for the three months ended June 30, 2008 of $26,302 was comprised of gross billings of $3,194,738 less direct costs of $3,168,436.  Net revenue for the three months ended June 30, 2007 of $151,531 was comprised of gross billings of $5,274,180 less direct costs of $5,122,649.

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 11 – SUBSEQUENT EVENTS

On January 16, 2010, the Company and certain of its controlling shareholders entered into an Agreement and Plan of Merger with Joule Energy, LLC.  The Merger is expected to close during the first quarter of 2011.

The Company has analyzed its operations subsequent to June 30, 2008 to October 18, 2010, the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

SPECIALIZED SERVICES, INC.
BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007 (AUDITED)

	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS
Current Assets
Cash	$1,998	$7,679
Accounts receivable, net	72,204	10,811
Prepaid interest	75,805	107,256
Total Current Assets	150,007	125,746

Property and Equipment, Net	137,173	163,948

Other Assets
Deposits	5,709	5,709

TOTAL ASSETS	$292,889	$295,403

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$12,018	$5,919
Accrued expenses and taxes	200,322	147,692
Leases payable – current portion	87,580	57,921
Loans payable – related party	5,550	5,550
Line of credit	61,240	54,803
Total Current Liabilities	366,710	271,885

Long – Term Liabilities
Leases payable	179,273	213,060

TOTAL LIABILITIES	545,983	484,945

STOCKHOLDERS’ DEFICIT
Common Stock – $.0001 par value, 100,000,000 shares authorized; 23,896,700 and 3,856,700 shares issued and outstanding	2,390	386
Additional paid-in capital	406,529	388,207
Accumulated deficit	(662,013)	(578,135)
Total STOCKHOLDERS’ DEFICIT	(253,094)	(189,542)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$292,889	$295,403

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Nine months ended September 30, 2008 (Unaudited)	Nine months ended September 30, 2007 (Unaudited)	Three months ended September 30, 2008 (Unaudited)	Three months ended September 30, 2007 (Unaudited)

NET REVENUES	$123,768	$189,480	$21,180	$13,916

OPERATING EXPENSES	218,661	614,621	43,600	101,011

LOSS FROM OPERATIONS	(94,893)	(425,141)	(22,420)	(87,095)

OTHER INCOME (EXPENSE)	11,015	43,752	0	46,702

NET LOSS BEFORE INCOME TAXES	(83,878)	(381,389)	(22,420)	(40,393)

PROVISION FOR INCOME TAXES	0	6,300	0	0

NET LOSS	$(83,878)	$(387,689)	$(22,420)	$(40,393)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	18,118,744	3,368,810	23,896,700	3,287,000

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.11)	$(0.00)	$(0.01)

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
AS OF SEPTEMBER 30, 2008

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Beginning balance, January 1, 2005	900,000	$3,000	$21,948	$(72,879)	$(45,931)

Adjustment for stock split	-	(2,100)	2,100	-	-

Shares issued	1,299,800	1,300	-	-	1,300

Distribution to shareholders	-	-	-	(2,000)	(2,000)

Net income for the year ended December 31, 2005	-	-	-	6,344	6,344

Balance, December 31, 2005	2,199,800	2,200	24,048	(68,535)	(42,287)

Shares issued	800,000	800	-	-	800

Net loss for the year ended December 31, 2006	-	-	-	(12,371)	(12,371)

Balance, December 31, 2006	2,999,800	3,000	24,048	(80,906)	(53,858)

Shares issued	856,900	857	360,688	-	361,545

Stock split, 1 to 10	-	(3,471)	3,471	-	0

Net loss for the year ended December 31, 2007	-	-	-	(497,229)	(497,229)

Balance, December 31, 2007	3,856,700	386	388,207	(578,135)	(189,542)

Shares issued for services	20,040,000	2,004	18,322	-	20,326

Net loss for the nine months ended September 30, 2008	-	-	-	(83,878)	(83,878)

Balance, September 30, 2008	23,896,700	$2,390	$406,529	$(662,013)	$(253,094)

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Nine months ended September 30, 2008 (Unaudited)	Nine months ended September 30, 2007 (Unaudited)
Cash Flows from Operating Activities
Net loss for the period	$(83,878)	$(387,689)

Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and amortization	58,226	5,627
Stock issued for services	20,326	193,020
Changes in Assets and Liabilities
(Increase) decrease in accounts receivable	(61,393)	(55,672)
(Increase) in deferred taxes	0	6,300
(Increase) in security deposit	0	(1,314)
Increase in accounts payable	6,099	0
Increase in accrued expenses and taxes	52,630	118,101
Net Cash Used in Operating Activities	(7,990)	(121,627)

Cash Flows from Investing Activities
Cash paid to acquire equipment	0	(15,000)
Net Cash (Used in) Financing Activities	0	(15,000)

Cash Flows from Financing Activities
Repayment of line of credit	(2,446)	(1,770)
Borrowings on line of credit	8,883	9,303
Capital leases payable	0	158,763
Payments on leases payable	(4,128)	(5,000)
Net Cash Provided by Financing Activities	2,309	161,296

Net Increase (Decrease) in Cash and Cash Equivalents	(5,681)	24,669

Cash and Cash Equivalents – Beginning	7,679	4,523

Cash and Cash Equivalents – Ending	$1,998	$29,192

Supplemental Cash Flow Information:
Cash paid for interest	$4,259	$4,699
Cash paid for income taxes	$0	$0

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

Basis of Accounting
The Company uses the accrual basis of accounting for financial statement reporting. Accordingly, revenues are recognized when products are delivered and services are rendered, and expenses are recognized when the obligation is incurred. The reported net revenues figure represents the total amount of fuel and telecommunications products and services that were purchased from the Company during the period by its customers, net of the Company’s cost of sales, as required under EITF 99-19 (ASC 605-45).  See Note 10.

Basic of Presentation
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2007. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Cash and Cash Equivalents
The Company considers certificates of deposit and other highly liquid investments with original maturities of three months or less to be cash equivalents.

Property and Equipment
Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful life of each asset. See Note 2.

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

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
The Company, with the consent of its stockholders, had elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code for periods prior to 2005. Instead of paying federal corporate income taxes, the stockholders of an S Corporation are taxed individually on their proportionate share of the Company’s taxable income.

In 2005, the Company revoked its S-election and began paying tax as a C-corporation. Income taxes are accounted for under the assets and liability method.  Deferred  tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. See Note 5.

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

Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Machinery and equipment	$365,402	$365,402
Furniture and fixtures	25,793	25,793
Transportation equipment	21,494	21,494
Subtotal	412,689	412,689
Less: Accumulated depreciation	(275,516)	(248,741)
Property and equipment, net	$137,173	$163,948

NOTE 3 – LOANS PAYABLE – RELATED PARTIES

Loans payable to related parties are due to officers for funds advanced to the Company for working capital and are non-interest bearing and due upon demand. There was $5,550 due to a related party as of September 30, 2008 and December 31, 2007.

NOTE 4 – LINE OF CREDIT PAYABLE

The Company has a $100,000 unsecured line of credit available with First Place Bank, which is payable upon demand. The officers personally guarantee borrowings under this line of credit. At September 30, 2008 and December 31, 2007, $61,240 and $54,083, respectively, was owed under this line of credit. Interest rates fluctuate based on the prime rate plus 3.25%. The rates in effect at September 30, 2008 and December 31, 2007 were 8.5% and 10.5%, respectively.

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 5 – INCOME TAXES

For the period ended September 30, 2008, the Company has incurred net losses and, therefore, has no tax liability. The net operating loss carry-forward is approximately $225,000 at September 30, 2008, can be carried forward and applied against future taxable income and used to reduce income taxes owed, and will expire in various amounts through the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2008	December 31, 2007
Deferred tax asset attributable to:
Net operating loss carryover	$225,000	$196,500
Less: valuation allowance	(225,000)	(196,500)
Net deferred tax asset	$-	$-

NOTE 6 – CAPITAL STOCK

During the year ended December 31, 2007, the Company issued 8,569,000 shares of common stock for services and in connection with the sale-leaseback of equipment.  The total value of the shares issued for the services was $193,045. The value of the shares issued in connection with the sale-leaseback of equipment was $168,500.

On October 8, 2007, the Company approved a 1 to 10 reverse stock split. Shares outstanding, average weighted shares outstanding, and loss per share have been adjusted to reflect this split.

During the nine months ended September 30, 2008, there were 20,040,000 shares of common stock issued for services valued at $20,326.

There were 23,896,700 shares of common stock outstanding as September 30, 2008.

There were no preferred shares issued and outstanding at September 30, 2008.

NOTE 7 – OPERATING LEASE

The company rents its operating facilities under a 5 year operating lease dated October 1, 2003. The future minimum rental payments due under this lease were as follows at September 30, 2008:

December 31, 2009	$20,417
Total	$20,417

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 8 – CAPITAL LEASES

The Company sold and leased back equipment during the year ended December 31, 2007.  The Company entered into five capital lease agreements.  All of the leases are for a term of 60 months with varying interest rates. The entire amount of interest due over the term of the leases has been capitalized as prepaid interest and is being amortized over the lease term. The future minimum rental payments due under this lease were as follows at June 30, 2008:

September 30, 2009	$87,580
2010	57,921
2011	57,921
2012	57,921
2013	5,510
Total	$266,853

NOTE 9 – RESTATEMENT

In its September 30, 2007 Statement of Operations, the Company presented its gross revenues and direct costs, rather than presenting them on a net basis as required by EITF 99-19 (ASC 605-45).  The Company has restated its September 30, 2007 revenues in these financial statements to present them on a net basis, as follows:

	As Previously Stated	As Restated	Effect of Restatement
Nine Months
Gross Billings	$12,296,488	-	$(12,296,488)
Direct Costs	$12,107,008	-	$(12,107,008)
Net Revenues	$189,480	$189,480	$0

Three Months
Gross Billings	$2,341,446	-	$(2,341,446)
Direct Costs	$2,327,530	-	$(2,327,530)
Net Revenues	$13,916	$13,916	$0

NOTE 10 – NET REVENUE

Net Revenue for the nine months ended September 30, 2008 of $123,768 was comprised of gross billings of $8,396,288 less direct costs of $8,272,520.  Net revenue for the nine months ended September 30, 2007 of $189,480 was comprised of gross billings of $12,296,488 less direct costs of $12,107,008.

Net Revenue for the three months ended September 30, 2008 of $21,180 was comprised of gross billings of $2,570,918 less direct costs of $2,549,738.  Net revenue for the three months ended September 30, 2007 of $13,916 was comprised of gross billings of $2,341,446 less direct costs of $2,327,530.

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 11 – SUBSEQUENT EVENTS

On January 16, 2010, the Company and certain of its controlling shareholders entered into an Agreement and Plan of Merger with Joule Energy, LLC.  The Merger is expected to close during the first quarter of 2011.

The Company has analyzed its operations subsequent to September 30, 2008 to October 18, 2010, the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

SPECIALIZED SERVICES, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2009

SPECIALIZED SERVICES, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2009

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets at December 31, 2009 and 2008	F-2

Statements of Operations for the Years Ended
December 31, 2009 and 2008	F-3

Statement of Stockholders’ Deficit as of December 31, 2009	F-4

Statements of Cash Flows for the Years Ended
December 31, 2009 and 2008	F-5

Notes to the Financial Statements	F-6 – F-10

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Specialized Services, Inc.
Southfield, Michigan

We have audited the accompanying balance sheets of Specialized Services, Inc., as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Specialized Services, Inc., as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
May 25, 2010

SPECIALIZED SERVICES, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

ASSETS	2009	2008
Current Assets
Cash and cash equivalents	$7,314	$3,661
Accounts receivable	77,440	76,835
Prepaid interest	35,483	66,531
Total Current Assets	120,237	147,027

PROPERTY AND EQUIPMENT, net	92,548	128,248

TOTAL ASSETS	$212,785	$275,275

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$27,818	$28,486
Accrued expenses and taxes	202,357	206,057
Due to shareholders	2,200	0
Leases payable – current portion	160,300	102,060
Loan payable – related party	5,768	5,550
Line of credit	52,294	58,793
Total Current Liabilities	450,737	400,946

Long-Term Liabilities
Leases payable	106,553	164,793

TOTAL LIABILITIES	557,290	565,739

STOCKHOLDERS’ DEFICIT
Capital stock, $0.005 par value, 100,000,000 shares authorized, 1,172,140 and 1,172,140 shares issued and outstanding as of December 31, 2009 and 2008, respectively	5,861	5,861
Additional paid in capital	403,058	403,058
Accumulated deficit	(753,424)	(699,383)
Total Stockholders’ Deficit	(344,505)	(290,464)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$212,785	$275,275

The accompanying notes are an integral part of the financial statements

SPECIALIZED SERVICES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

NET REVENUE	$68,494	$145,720

OPERATING EXPENSES	122,570	277,988

LOSS FROM OPERATIONS	(54,076)	(132,268)

OTHER INCOME (EXPENSE)	35	11,020

LOSS PRIOR TO PROVISION FOR INCOME TAXES	(54,041)	(121,248)

PROVISION (BENEFIT) FOR INCOME TAXES	0	0

NET LOSS	$(54,041)	$(121,248)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1,172,140	1,085,629

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.05)	$(0.11)

The accompanying notes are an integral part of the financial statements

SPECIALIZED SERVICES, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
AS OF DECEMBER 31, 2009

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Beginning balance, January 1, 2005	3,000	$3,000	$21,948	$(72,879)	$(45,931)

Adjustment for stock split	8,997,000	(2,100)	2,100	-	-

Shares issued	12,998,000	1,300	-	-	1,300

Distribution to shareholders	-	-	-	(2,000)	(2,000)

Net income for the year ended December 31, 2005	-	-	-	6,344	6,344

Balance, December 31, 2005	21,998,000	2,200	24,048	(68,535)	(42,287)

Shares issued	8,000,000	800	-	-	800

Net loss for the year ended December 31, 2006	-	-	-	(12,371)	(12,371)

Balance, December 31, 2006	29,998,000	3,000	24,048	(80,906)	(53,858)

Shares issued	8,569,000	857	360,688	-	361,545

Net loss for the year ended December 31, 2007	-	-	-	(497,229)	(497,229)

Balance, December 31, 2007	38,567,000	3,857	384,736	(578,135)	(189,542)

Shares issued for services	20,040,000	2,004	18,322	-	20,326

Stock split, 1 to 50	(57,434,860)	-	-	-	-

Net loss for the year ended December 31, 2008	-	-	-	(121,248)	(121,248)

Balance, December 31, 2008	1,172,140	5,861	403,058	(699,383)	(290,464)

Net loss for the year ended December 31, 2009	-	-	-	(54,041)	(54,041)

Balance, December 31, 2009	1,172,140	$5,861	$403,058	$(753,424)	$(344,505)

The accompanying notes are an integral part of the financial statements

SPECIALIZED SERVICES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the year	$(54,041)	$(121,248)
Adjustments to reconcile net (loss) to cash provided by operating activities:
Depreciation and amortization	66,748	76,425
Common stock issued for services	0	20,326
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(605)	(66,024)
(Increase) decrease in security deposits	0	5,709
Increase (decrease) in account payable	(668)	22,567
Increase (decrease) in accrued expenses and taxes	(3,700)	58,365
Increase in due to shareholder	2,200	0
Net Cash Provided by (Used in) Operating Activities	9,934	(3,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from line of credit	0	8,883
Payment on line of credit	(6,499)	(4,893)
Repayment of loan payable – related party	(1,000)	0
Borrowings from loan payable – related party	1,218	0
Payments on leases payable	0	(4,128)
Net Cash Used in Financing Activities	(6,281)	(138)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,653	(4,018)

CASH AND CASH EQUIVALENTS – BEGINNING	3,661	7,679

CASH AND CASH EQUIVALENTS – ENDING	$7,314	$3,661

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,477	$5,438
Cash paid for income taxes	$0	$0

The accompanying notes are an integral part of the financial statements

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

Basis of Accounting
The Company uses the accrual basis of accounting for financial statement reporting. Accordingly, revenues are recognized when products are delivered and services are rendered, and expenses are recognized when the obligation is incurred. The reported net revenues figure represents the total amount of fuel and telecommunications products and services that were purchased from the Company during the year by its customers, net of the Company’s cost of sales, as required under EITF 99-19 (ASC 605-45).  See Note 9.

Cash and Cash Equivalents
The Company considers certificates of deposit and other highly liquid investments with original maturities of three months or less to be cash equivalents.

Property and Equipment
Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful life of each asset. See Note 2.

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

In 2005, the Company revoked its S-election and began paying tax as a C-corporation. Income taxes are accounted for under the assets and liability method.  Deferred  tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. See Note 5.

Loss Per Share
Loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.  See Note 6.

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2009 and 2008:

	2009	2008
Machinery and equipment	$365,402	$365,402
Furniture and fixtures	25,793	25,793
Transportation equipment	21,494	21,494
Subtotal	412,689	412,689
Less: Accumulated depreciation	(310,141)	(284,441)
Property and equipment, net	$92,548	$128,248

NOTE 3 – LOANS PAYABLE – RELATED PARTIES

Loans payable to related parties are due to officers for funds advanced to the Company for working capital and are non-interest bearing and due upon demand.

NOTE 4 – LINE OF CREDIT PAYABLE

The Company has a $100,000 unsecured line of credit available with First Place Bank, which is payable upon demand. The officers personally guarantee borrowings under this line of credit. At December 31, 2009 and 2008, $52,294 and $58,793, respectively, was owed under this line of credit. Interest rates fluctuate based on the prime rate plus 3.25%. The rates in effect at December 31, 2009 and 2008 were 6.5% and 6.5%, respectively.

NOTE 5 – INCOME TAXES

For the period ended December 31, 2009, the Company has incurred net losses and, therefore, has no tax liability. The net operating loss carry-forward is approximately $753,000 at December 31, 2009, can be carried forward and applied against future taxable income and used to reduce income taxes owed, and will expire in various amounts through the year 2029.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2009	December 31, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$256,000	$238,000
Less: valuation allowance	(256,000)	(238,000)
Net deferred tax asset	$-	$-

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 6 – CAPITAL STOCK

During the year ended December 31, 2008, there were 20,040,000 shares of common stock issued for services valued at $20,326. On December 20, 2008 the Company executed a 1 to 50 stock split. Shares outstanding, average weighted shares outstanding, and loss per share have been adjusted to reflect this split.

There were no additional shares issued during the year ended December 31, 2009.

There were 1,172,140 shares of common stock outstanding as December 31, 2009. There were no preferred shares issued and outstanding at December 31, 2009.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real property as of December 31, 2009. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 – CAPITAL LEASES

The Company sold and leased back equipment during the year ended December 31, 2007.  The Company entered into five capital lease agreements.  All of the leases are for a term of 60 months with varying interest rates. The entire amount of interest due over the term of the leases has been capitalized as prepaid interest and is being amortized over the lease term. The future minimum rental payments due under this lease were as follows at December 31, 2009:

December 31, 2010	$160,300
2011	57,921
2012	48,632
2013	0
Total	$266,853

NOTE 9 – NET REVENUE

Net Revenue for 2009 of $68,494 was comprised of gross billings of $2,751,666 less direct costs of $2,683,172. Net Revenue for 2008 of $145,720 was comprised of gross billings of $10,547,202 less direct costs of $10,401,482.

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 10 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2008 and has determined that it does not have any other material subsequent events to disclose in these financial statements.

SPECIALIZED SERVICES, INC.
BALANCE SHEETS
AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008 (AUDITED)

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
ASSETS
Current Assets
Cash	$5,042	$3,661
Accounts receivable, net	73,190	76,835
Prepaid interest	57,862	66,531
Total Current Assets	136,094	147,027

Property and Equipment, Net	119,323	128,248

TOTAL ASSETS	$255,417	$275,275

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$28,319	$28,486
Accrued expenses and taxes	206,057	206,057
Leases payable – current portion	116,540	102,060
Loans payable – related party	5,550	5,550
Line of credit	56,275	58,793
Total Current Liabilities	412,741	400,946

Long – Term Liabilities
Leases payable	150,313	164,793

Total Liabilities	563,054	565,739

STOCKHOLDERS’ DEFICIT
Common Stock – $.0001 par value, 100,000,000 shares authorized; 473,341 and 473,341 shares issued and outstanding	47	47
Additional paid-in capital	408,872	408,872
Accumulated deficit	(716,556)	(699,383)
Total Stockholders’ Deficit	(307,637)	(290,464)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$255,417	$275,275

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	Three months ended March 31, 2009	Three months ended March 31, 2008
NET REVENUES	$15,681	$76,285

OPERATING EXPENSES	32,854	114,125

LOSS FROM OPERATIONS	(17,173)	(37,840)

OTHER INCOME (EXPENSE)	0	11,015

NET LOSS BEFORE INCOME TAXES	(17,173)	(26,825)

PROVISION FOR INCOME TAXES (BENEFIT)	0	0

NET LOSS	$(17,173)	$(26,825)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	473,341	129,987

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.04)	$(0.21)

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
AS OF MARCH 31, 2009

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Beginning balance, January 1, 2005	18,000	$3,000	$21,948	$(72,879)	$(45,931)

Adjustment for stock split	-	(2,100)	2,100	-	-

Shares issued	25,996	1,300	-	-	1,300

Distribution to shareholders	-	-	-	(2,000)	(2,000)

Net income for the year ended December 31, 2005	-	-	-	6,344	6,344

Balance, December 31, 2005	43,996	2,200	24,048	(68,535)	(42,287)

Shares issued	16,000	800	-	-	800

Net loss for the year ended December 31, 2006	-	-	-	(12,371)	(12,371)

Balance, December 31, 2006	59,996	3,000	24,048	(80,906)	(53,858)

Shares issued	17,138	857	360,688	-	361,545

Stock split, 1 to 10	-	(3,471)	3,471	-	0

Net loss for the year ended December 31, 2007	-	-	-	(497,229)	(497,229)

Balance, December 31, 2007	77,134	386	388,207	(578,135)	(189,542)

Shares issued for services	400,800	2,004	18,322	-	20,326

Stock split, 1 to 50	-	(2,342)	2,342	-	0

Outstanding share correction	(4,593)	(1)	1	-	0

Net loss for the year ended December 31, 2008	-	-	-	(121,248)	(121,248)

Balance, December 31, 2008	473,341	47	408,872	(699,383)	(290,464)

Net loss for the three months ended March 31, 2009	-	-	-	(17,173)	(17,173)

Balance, March 31, 2009	473,341	$47	$408,872	$(716,556)	$(307,637)

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	Three months ended March 31, 2009	Three months ended March 31, 2008
Cash Flows from Operating Activities:
Net loss for the period	$(17,173)	$(26,825)

Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and amortization	17,594	20,014
Stock issued for services	0	20,326
Changes in Assets and Liabilities
(Increase) decrease in accounts receivable	3,645	(60,972)
Increase (decrease) in accounts payable	(167)	1,732
Increase in accrued expenses and taxes	0	37,124
Net Cash Provided by (Used in) Operating Activities	3,899	(8,601)

Cash Flows from Financing Activities:
Repayment of line of credit	(2,518)	0
Borrowings on line of credit	0	8,857
Payments on leases payable	0	(3,096)
Net Cash Provided by (Used in) Financing Activities	(2,518)	5,761

Net Increase (Decrease) in Cash and Cash Equivalents	1,381	(2,840)

Cash and Cash Equivalents – Beginning	3,661	7,679

Cash and Cash Equivalents – Ending	$5,042	$4,839

Supplemental Cash Flow Information:
Cash paid for interest	$959	$1,546
Cash paid for income taxes	$0	$0

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009

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

Basis of Accounting
The Company uses the accrual basis of accounting for financial statement reporting. Accordingly, revenues are recognized when products are delivered and services are rendered, and expenses are recognized when the obligation is incurred. The reported net revenues figure represents the total amount of fuel and telecommunications products and services that were purchased from the Company during the period by its customers, net of the Company’s cost of sales, as required under EITF 99-19 (ASC 605-45).  See Note 9.

Basic of Presentation
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2008. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Cash and Cash Equivalents
The Company considers certificates of deposit and other highly liquid investments with original maturities of three months or less to be cash equivalents.

Property and Equipment
Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful life of each asset. See Note 2.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Loss Per Share
Loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. See Note 6.

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
The Company, with the consent of its stockholders, had elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code for periods prior to 2005. Instead of paying federal corporate income taxes, the stockholders of an S Corporation are taxed individually on their proportionate share of the Company’s taxable income.

In 2005, the Company revoked its S-election and began paying tax as a C-corporation. Income taxes are accounted for under the assets and liability method.  Deferred  tax  assets  and  liabilities are recognized for the estimated future tax consequences attributable  to differences between the financial statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. See Note 5.

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

Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Machinery and equipment	$365,402	$365,402
Furniture and fixtures	25,793	25,793
Transportation equipment	21,494	21,494
Subtotal	412,689	412,689
Less: Accumulated depreciation	(293,366)	(284,441)
Property and equipment, net	$119,323	$128,248

NOTE 3 – LOANS PAYABLE – RELATED PARTIES

Loans payable to related parties are due to officers for funds advanced to the Company for working capital and are non-interest bearing and due upon demand. There was $5,550 due to a related party as of March 31, 2009 and December 31, 2008.

NOTE 4 – LINE OF CREDIT PAYABLE

The Company has a $100,000 unsecured line of credit available with First Place Bank, which is payable upon demand. The officers personally guarantee borrowings under this line of credit. At March 31, 2009 and December 31, 2008, $56,275 and $58,793, respectively, was owed under this line of credit. Interest rates fluctuate based on the prime rate plus 3.25%. The rates in effect at March 31, 2009 and December 31, 2008 were 6.5% and 6.5%, respectively.

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 5 – INCOME TAXES

For the period ended March 31, 2009, the Company has incurred net losses and, therefore, has no tax liability. The net operating loss carry-forward is approximately $717,000 at March 31,2009, can be carried forward and applied against future taxable income and used to reduce income taxes owed, and will expire in various amounts through the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2009	December 31, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$244,000	$238,000
Less: valuation allowance	(244,000)	(238,000)
Net deferred tax asset	$-	$-

NOTE 6 – CAPITAL STOCK

The Company has 100,000,000 shares of $0.0001 par value common stock authorized.

On October 8, 2007, the Company approved a 1 to 10 reverse stock split. Shares outstanding, average weighted shares outstanding, and loss per share have been adjusted to reflect this split.

During the year ended December 31, 2008, there were 20,040,000 shares of common stock issued for services valued at $20,326.

On December 20, 2008 the Company executed a 1 to 50 stock split. Shares outstanding, average weighted shares outstanding, and loss per share have been adjusted to reflect this split.

There were no shares issued during the three months ended March 31, 2009.

There were 473,341 shares of common stock outstanding as March 31, 2009.

There were no preferred shares issued and outstanding at March 31, 2009.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real property as of March 31, 2009. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 8 – CAPITAL LEASES

The Company sold and leased back equipment during the year ended December 31, 2007.  The Company entered into five capital lease agreements.  All of the leases are for a term of 60 months with varying interest rates. The entire amount of interest due over the term of the leases has been capitalized as prepaid interest and is being amortized over the lease term. The future minimum rental payments due under this lease were as follows at March 31, 2009:

March 31, 2010	$116,540
2011	57,921
2012	57,921
2013	34,471
2014	0
Total	$266,853

NOTE 9 – NET REVENUE

Net Revenue for the three months ended March 31, 2009 of $15,681 was comprised of gross billings of $481,505 less direct costs of $465,824.  Net Revenue for the three months ended March 31, 2008 of $76,285 was comprised of gross billings of $2,630,631 less direct costs of $2,554,346.

NOTE 10 – SUBSEQUENT EVENTS

On January 16, 2010, the Company and certain of its controlling shareholders entered into an Agreement and Plan of Merger with Joule Energy, LLC.  The Merger is expected to close during the first quarter of 2011.

The Company has analyzed its operations subsequent to March 31, 2009 to October 18, 2010, the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

