Form 10-Q
period 2010-06-30
Specialized Services, Inc.
filed 2010-12-08
CIK 1123846

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________, 200__, to ________, 200__.

Commission File Number

0-32267
SPECIALIZED SERVICES, INC.
(Exact Name of Registrant as Specified in Charter)

Michigan	38-2781857
(State of Incorporation)	(I.R.S. Employer Identification No.)

23077 Greenfield Road, Suite 470, Southfield, MI	48075
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: (248) 557-1030

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

There were 473,341 shares of the Registrant’s $.0001 par value common stock outstanding as of December ___, 2010.

Specialized Services, Inc.

PART I—FINANCIAL INFORMATION

Statements in this Form 10Q Quarterly Report may be “forward-looking statements.”  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions.  These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management.  These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10Q Quarterly Report, under “Management’s Discussion and Analysis of Financial Condition or Plan of Operation and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, changes in technology, fluctuations in our quarterly results, our ability to continue and manage our growth, liquidity and other capital resource issues, competition, fulfillment of contractual obligations by other parties and general economic conditions.  Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10Q Quarterly Report, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SPECIALIZED SERVICES, INC.
BALANCE SHEETS
AS OF JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	June 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current Assets
Cash	$1,253	$7,314
Accounts receivable, net	71,351	77,440
Prepaid interest	23,588	35,483
Total Current Assets	96,192	120,237

Property and Equipment, Net	74,698	92,548

TOTAL ASSETS	$170,890	$212,785

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$26,663	$27,818
Accrued expenses and taxes	189,063	202,357
Due to shareholders	4,000	2,200
Due to related party	1,898	0
Leases payable – current portion	189,580	160,300
Loans payable – related party	5,768	5,768
Line of credit	53,144	52,294
Total Current Liabilities	470,116	450,737

Long – Term Liabilities
Leases payable	77,273	106,553

Total Liabilities	547,389	557,290

STOCKHOLDERS’ DEFICIT
Common Stock – $.0001 par value, 100,000,000 shares authorized; 473,341 and 473,341 shares issued and outstanding	47	47
Additional paid-in capital	408,872	408,872
Accumulated deficit	(785,418)	(753,424)
Total Stockholders’ Deficit	(376,499)	(344,505)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$170,890	$212,785

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
NET REVENUES	$10,335	$16,437	$20,696	$32,118

OPERATING EXPENSES	23,495	29,226	52,729	62,079

LOSS FROM OPERATIONS	(13,160)	(12,789)	(32,033)	(29,961)

OTHER INCOME (EXPENSE)	32	0	39	0

NET LOSS BEFORE INCOME TAXES	(13,128)	(12,789)	(31,994)	(29,961)

PROVISION FOR INCOME TAXES (BENEFIT)	0	0	0	0

NET LOSS	$(13,128)	$(12,789)	$(31,994)	$(29,961)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	473,341	473,341	473,341	473,341

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.03)	$(0.02)	$(0.07)	$(0.06)

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
AS OF JUNE 30, 2010

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Beginning balance, January 1, 2005	18,000	$3,000	$21,948	$(72,879)	$(45,931)

Adjustment for stock split	-	(2,100)	2,100	-	-

Shares issued	25,996	1,300	-	-	1,300

Distribution to shareholders	-	-	-	(2,000)	(2,000)

Net income for the year ended December 31, 2005	-	-	-	6,344	6,344

Balance, December 31, 2005	43,996	2,200	24,048	(68,535)	(42,287)

Shares issued	16,000	800	-	-	800

Net loss for the year ended December 31, 2006	-	-	-	(12,371)	(12,371)

Balance, December 31, 2006	59,996	3,000	24,048	(80,906)	(53,858)

Shares issued	17,138	857	360,688	-	361,545

Stock split, 1 to 10	-	(3,471)	3,471	-	0

Net loss for the year ended December 31, 2007	-	-	-	(497,229)	(497,229)

Balance, December 31, 2007	77,134	386	388,207	(578,135)	(189,542)

Shares issued for services	400,800	2,004	18,322	-	20,326

Stock split, 1 to 50	-	(2,342)	2,342	-	0

Outstanding share correction	(4,593)	(1)	1		0

Net loss for the year ended December 31, 2008	-	-	-	(121,248)	(121,248)

Balance, December 31, 2008	473,341	47	408,872	(699,383)	(290,464)

Net loss for the year ended December 31, 2009	-	-	-	(54,041)	(54,041)

Balance, December 31, 2009	473,341	47	408,872	(753,424)	(344,505)

Net loss for the six months ended June 30, 2010	-	-	-	(31,994)	(31,994)

Balance, June 30, 2010	473,341	$47	$408,872	$(785,418)	$(376,499)

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	Six months ended June 30, 2010	Six months ended June 30, 2009
Cash Flows from Operating Activities:
Net loss for the period	$(31,994)	$(61,458)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and amortization	29,745	39,422
Stock issued for services	0	20,326
Changes in Assets and Liabilities
(Increase) decrease in accounts receivable	6,089	(63,836)
Increase (decrease) in accounts payable	(1,155)	4,505
Increase (decrease) in accrued expenses and taxes	(13,294)	51,190
Increase in due to shareholder	1,800	0
Increase in due to related party	1,898	0
Net Cash Used in Operating Activities	(6,911)	(9,851)

Cash Flows from Financing Activities:
Repayment of line of credit	0	0
Borrowings on line of credit	850	8,883
Payments on leases payable	0	(4,128)
Net Cash Provided by Financing Activities	850	4,755

Net Decrease in Cash and Cash Equivalents	(6,061)	(5,096)

Cash and Cash Equivalents – Beginning	7,314	7,679

Cash and Cash Equivalents – Ending	$1,253	$2,583

Supplemental Cash Flow Information:
Cash paid for interest	$0	$2,934
Cash paid for income taxes	$0	$0

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2010

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

Basic of Presentation
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

Loss Per Share
Loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. See Note 7.

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2010

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

In 2005, the Company revoked its S-election and began paying tax as a C-corporation. Income taxes are accounted for under the assets and liability method.  Deferred  tax  assets  and  liabilities are recognized for the estimated future tax consequences attributable  to differences between the financial statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. See Note 6.

Revenue Recognition
Substantially all revenue is recognized when it is earned. Clients are typically invoiced weekly and the invoices are based on fuel purchases at prices determined under the contracts.  Revenue is recognized when the following criteria are met:

•	Persuasive evidence of an arrangement between us and our client exists.
•	Delivery of the fuel has occurred.
•	The price is fixed and or determinable; and
•	Collectability is reasonably assured or probable
•	See Note 10

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

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements
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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2010 and December 31, 2009:
	June 30, 2010	December 31, 2009
Machinery and equipment	$365,402	$365,402
Furniture and fixtures	25,793	25,793
Transportation equipment	21,494	21,494
Subtotal	412,689	412,689
Less: Accumulated depreciation	(337,991)	(320,141)
Property and equipment, net	$74,698	$92,548

NOTE 3 – LOANS PAYABLE – RELATED PARTIES

Loans payable to related parties are due to officers for funds advanced to the Company for working capital and are non-interest bearing and due upon demand. There was $5,768 due to a related party as of June 30, 2010 and December 31, 2009.

NOTE 4 – DUE TO SHAREHOLDERS AND RELATED PARTY

There are amounts due to shareholders and a related party as of June 30, 2010 and December 31, 2009.  All amounts are unsecured, non-interest bearing and due on demand.

NOTE 5 – LINE OF CREDIT PAYABLE

The Company has a $100,000 unsecured line of credit available with First Place Bank, which is payable upon demand. The officers personally guarantee borrowings under this line of credit. At June 30, 2010 and December 31, 2009, $53,144 and $52,294, respectively, was owed under this line of credit. Interest rates fluctuate based on the prime rate plus 3.25%. The rates in effect at June 30, 2010 and December 31, 2009 were 6.5% and 6.5%, respectively.

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 6 – INCOME TAXES

For the period ended June 30, 2010, the Company has incurred net losses and, therefore, has no tax liability. The net operating loss carry-forward is approximately $785,000 at June 30, 2010, can be carried forward and applied against future taxable income and used to reduce income taxes owed, and will expire in various amounts through the year 2030.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2010	December 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$266,900	$256,000
Less: valuation allowance	(266,900)	(256,000)
Net deferred tax asset	$-	$-

NOTE 7 – CAPITAL STOCK

The Company has 100,000,000 shares of $0.005 par value common stock authorized.

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

There were no shares issued during the six months ended June 30, 2010.

There were 473,341 shares of common stock outstanding as June 30, 2010.

There were no preferred shares issued and outstanding at June 30, 2010.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real property as of June 30, 2010. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 9 – CAPITAL LEASES

The Company sold and leased back equipment during the year ended December 31, 2007.  The Company entered into five capital lease agreements.  All of the leases are for a term of 60 months with varying interest rates. The entire amount of interest due over the term of the leases has been capitalized as prepaid interest and is being amortized over the lease term. The future minimum rental payments due under this lease were as follows at June 30, 2010:

June 30, 2011	$189,580
2012	57,921
2013	19,352
2014	0
Total	$266,853

NOTE 10 – NET REVENUE

Net Revenue for the six months ended June 30, 2010 of $20,696 was comprised of gross billings of $2,206,449 less direct costs of $2,185,753.  Net Revenue for the six months ended June 30, 2008 of $102,588 was comprised of gross billings of $5,825,369 less direct costs of $5,722,781.

Net Revenue for the three months ended June 30, 2010 of $10,335 was comprised of gross billings of $1,236,378 less direct costs of $1,226,043.  Net Revenue for the three months ended June 30, 2009 of $16,437 was comprised of gross billings of $580,415 less direct costs of $563,978.

NOTE 11 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to June 30, 2010 to November 17, 2010, the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

OVERVIEW OF THE COMPANY

Specialized Services, Inc., was founded in January 1988 as a Michigan s-corporation and in 2005 changed to a c-corporation. The Company is in the fuel services distribution business, principally to its truck fleet customers ("Fuel Services"). Through our distribution group, we negotiate with fuel providers, such as truck stops across the United States, for volume discounts for our fleet customers. The Company also negotiates with its truck fleet customers, based upon their fuel use requirements and committed volume needs, in order to provide the best prices discounts. The Fuel Services provided by the Company include coordination of our truck stop directory with negotiated pricing with truck stops and cost per gallon on a cost plus basis or a discount at point of sale, together with use of a fuel credit card provided by a third party biller. These cards are made available to fleet truck drivers, so that over the road purchases of fuel can be tracked, volume commitments and discounts evaluated and efficiencies provided to our customers and increased truck flow to the truck stop providers of fuel.

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

OUR BUSINESS PLAN

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

LIQUIDITY AND CAPITAL RESOURCES

In order to achieve our business plan goals, the Company anticipates needing to raise additional capital from the sale of restricted shares over the coming 12 month period.

The Company intends to finance our future development activities and working capital needs largely from the sale of public equity securities with additional funding from a private placement or secondary offering and other traditional financing sources, including term notes  until such time that funds provided by operations are sufficient to fund working capital requirements.

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of June 30, 2010 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds

Non-Plan Options and Warrants	-0-	-0-

During the coming year, based on our anticipated growth/contraction, the Company has no plans to add or reduce the number of empolyees.

Results of Operations - Comparative Six Month Periods Ended June 30, 2010 and 2009

Throughout this comparative discussion, we refer to changes in the Economic conditions affecting our company and the industry as a whole. For purposes of understanding the impact on the Company’s financials, the resulting decrease in Gross Billings and overall company financial picture, over the reported period was principally a result of changes in the general economic environment and specifically the higher costs of fuel because of lower refinery production. In addition, many of our trucking customers were tied to the automotive industry and with the downturn in the general economic condition and the financial collapse within the automotive industry, services and gross billings declined drastically. Additional information is provided where applicable.

Our Revenes from Operations decreased for the six months ended June 30, 2010 where we posted $20,696 as compared to $32,118 for the same period in 2009 primarily as a result of reduced demand due to the econmic conditions facing our industry.

We achieved a reduction in Operating Expenses for the six months ended June 30, 2010 posting Operating Expenses of $52,729 as compared to Operating Expenses of $62,079 for the same period in 2009,  due to our focus on streamlining our operations to adjust to the reducted demand.

We recognized an increase in Net Losses for the six months ended June 30, 2010 as compared to the same period in 2009,  posting a Net Loss of $31,994 for the period ending June 30, 2010 verses $29,961 for the same period ending in 2009, primarily due to decreases in revenues.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the six month period ending March 31, 2010 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after June 30, 2010.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended June 30, 2010, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

DURING THE PERIOD FROM 12/31/09 – 6/30/10 – No common or preferred stock was issued by the Company.

Item 3. Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4. Submission of Matters to a Vote of Security Holders

During the six month period ended June 30, 2010, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Information

The Company does not have any other material information to report with respect to the six month period ended June 30, 2010.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits included herewith are:

31.1
Certification of the Chairman of the Board, Chief Executive Officer, and Chief Financial Officer
(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2	Certification of the Principal Accounting Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)
32
Written Statements of the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIALIZED SERVICES, INC.

Dated: December ___,2010	By:	/s/ Christopher B. Aldridge
President and Chief Executive Officer

Dated: December ___, 2010	By:	/s/ Michael B. Jackson, CFO
Chief Financial Officer and Principal Accounting Officer