Form 10-Q
period 2010-03-31
EXERGETIC ENERGY, INC.
filed 2011-01-18
CIK 1123846

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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

There were 473,341  shares of the Registrant’s $.0001 par value common stock outstanding as of March 31, 2010

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

Item 1. Financial Statements

PART I – FINANCIAL INFORMATION

SPECIALIZED SERVICES, INC.
BALANCE SHEETS
AS OF MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009 (AUDITED)

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
Current Assets
Cash	$5,927	$7,314
Accounts receivable, net	72,012	77,440
Prepaid interest	29,233	35,483
Total Current Assets	107,172	120,237

Property and Equipment, Net	83,623	92,548

TOTAL ASSETS	$190,795	$212,785

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$27,954	$27,818
Accrued expenses and taxes	197,348	202,357
Due to shareholders	3,100	2,200
Leases payable – current portion	175,100	160,300
Loans payable – related party	5,768	5,768
Line of credit	53,144	52,294
Total Current Liabilities	462,414	450,737

Long – Term Liabilities
Leases payable	91,753	106,553

Total Liabilities	554,167	557,290

STOCKHOLDERS’ DEFICIT
Common Stock – $.0001 par value, 100,000,000 shares authorized; 473,341 and 473,341 shares issued and outstanding	47	47
Additional paid-in capital	408,872	408,872
Accumulated deficit	(772,291)	(753,424)
Total Stockholders’ Deficit	(363,372)	(344,505)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$190,795	$212,785

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	Three months ended March 31, 2010	Three months ended March 31, 2009
NET REVENUES	$10,360	$15,681

OPERATING EXPENSES	29,233	32,854

LOSS FROM OPERATIONS	(18,873)	(17,173)

OTHER INCOME (EXPENSE)	6	0

NET LOSS BEFORE INCOME TAXES	(18,867)	(17,173)

PROVISION FOR INCOME TAXES (BENEFIT)	0	0

NET LOSS	$(18,867)	$(17,173)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	473,341	473,341

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.04)	$(0.04)

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
AS OF MARCH 31, 2010

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Beginning balance, January 1, 2005	18,000	$3,000	$21,948	$(72,879)	$(45,931)

Adjustment for stock split	-	(2,100)	2,100	-	-

Shares issued	25,996	1,300	-	-	1,300

Distribution to shareholders	-	-	-	(2,000)	(2,000)

Net income for the year ended December 31, 2005	-	-	-	6,344	6,344

Balance, December 31, 2005	43,996	2,200	24,048	(68,535)	(42,287)

Shares issued	16,000	800	-	-	800

Net loss for the year ended December 31, 2006	-	-	-	(12,371)	(12,371)

Balance, December 31, 2006	59,996	3,000	24,048	(80,906)	(53,858)

Shares issued	17,138	857	360,688	-	361,545

Stock split, 1 to 10	-	(3,471)	3,471	-	0

Net loss for the year ended December 31, 2007	-	-	-	(497,229)	(497,229)

Balance, December 31, 2007	77,134	386	388,207	(578,135)	(189,542)

Shares issued for services	400,800	2,004	18,322	-	20,326

Stock split, 1 to 50	-	(2,342)	2,342	-	0

Outstanding share correction	(4,593)	(1)	1		0

Net loss for the year ended December 31, 2008	-	-	-	(121,248)	(121,248)

Balance, December 31, 2008	473,341	47	408,872	(699,383)	(290,464)

Net loss for the year ended December 31, 2009	-	-	-	(54,041)	(54,041)

Balance, December 31, 2009	473,341	47	408,872	(753,424)	(344,505)

Net loss for the three months ended March 31, 2010	-	-	-	(18,867)	(18,867)

Balance, March 31, 2010	473,341	$47	$408,872	$(772,291)	$(363,372)

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	Three months ended March 31, 2010	Three months ended March 31, 2009
Cash Flows from Operating Activities:
Net loss for the period	$(18,867)	$(17,173)

Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and amortization	15,175	17,594
Changes in Assets and Liabilities
Decrease in accounts receivable	5,428	3,645
Increase (decrease) in accounts payable	136	(167)
(Decrease) in accrued expenses and taxes	(5,009)	0
Increase in due to shareholder	900	0
Net Cash Provided by (Used in) Operating Activities	(2,237)	3,899

Cash Flows from Financing Activities:
Repayment of line of credit	0	(2,518)
Borrowings on line of credit	850	0
Payments on leases payable	0	0
Net Cash Provided by (Used in) Financing Activities	850	(2,518)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,387)	1,381

Cash and Cash Equivalents – Beginning	7,314	3,661

Cash and Cash Equivalents – Ending	$5,927	$5,042

Supplemental Cash Flow Information:
Cash paid for interest	$0	$959
Cash paid for income taxes	$0	$0

The accompanying notes are an integral part of the financial statements.

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010

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
MARCH 31, 2010

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
MARCH 31, 2010

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Machinery and equipment	$365,402	$365,402
Furniture and fixtures	25,793	25,793
Transportation equipment	21,494	21,494
Subtotal	412,689	412,689
Less: Accumulated depreciation	(329,066)	(320,141)
Property and equipment, net	$83,623	$92,548

NOTE 3 – LOANS PAYABLE – RELATED PARTIES

Loans payable to related parties are due to officers for funds advanced to the Company for working capital and are non-interest bearing and due upon demand. There was $5,768 due to a related party as of March 31, 2010 and December 31, 2009.

NOTE 4 – LINE OF CREDIT PAYABLE

The Company has a $100,000 unsecured line of credit available with First Place Bank, which is payable upon demand. The officers personally guarantee borrowings under this line of credit. At March 31, 2010 and December 31, 2009, $53,144 and $52,294, respectively, was owed under this line of credit. Interest rates fluctuate based on the prime rate plus 3.25%. The rates in effect at March 31, 2010 and December 31, 2009 were 6.5% and 6.5%, respectively.

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 5 – INCOME TAXES

For the period ended March 31, 2010, the Company has incurred net losses and, therefore, has no tax liability. The net operating loss carry-forward is approximately $772,000 at March 31,2010, can be carried forward and applied against future taxable income and used to reduce income taxes owed, and will expire in various amounts through the year 2030.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2010	December 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$262,000	$256,000
Less: valuation allowance	(262,000)	(256,000)
Net deferred tax asset	$-	$-

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

There were no shares issued during the three months ended March 31, 2010.

There were 473,341 shares of common stock outstanding as March 31, 2010.

There were no preferred shares issued and outstanding at March 31, 2010.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real property as of March 31, 2010. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

SPECIALIZED SERVICES, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 8 – CAPITAL LEASES

The Company sold and leased back equipment during the year ended December 31, 2007.  The Company entered into five capital lease agreements.  All of the leases are for a term of 60 months with varying interest rates. The entire amount of interest due over the term of the leases has been capitalized as prepaid interest and is being amortized over the lease term. The future minimum rental payments due under this lease were as follows at March 31, 2010:

March 31, 2011	$175,100
2012	57,921
2013	33,832
2014	0
Total	$266,853

NOTE 9 – NET REVENUE

Net Revenue for the three months ended March 31, 2010 of $10,360 was comprised of gross billings of $970,071 less direct costs of $959,711.  Net Revenue for the three months ended March 31, 2009 of $15,681 was comprised of gross billings of $481,505 less direct costs of $465,824.

NOTE 10 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 31, 2010 and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of March 31, 2010 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds

Non-Plan Options and Warrants	-0-	-0-

During the coming year, based on our anticipated growth/contraction, the Company has no plans to add or reduce the number of empolyees.

Results of Operations - Comparative Three Month Periods Ended March 31, 2010 and 2009

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

Our Revenues from Operations decreased for the three months ended March 31, 2010 where we posted $10,360 as compared to $15,681 for the same period in 2009 primarily as a result of reduced demand due to the econmic conditions facing our industry.

We achieved a reduction in Operating Expenses for the three months ended March 31, 2010 posting Operating Expenses of $29,233 as compared to Operating Expenses of $32,854 for the same period in 2009,  due to our focus on streamlining our operations to adjust to the reducted demand.

We recognized an increase in Net Losses for the three months ended March 31, 2010 as compared to the same period in 2009,  posting a Net Loss of $18,867 for the period ending March 31, 2010 verses $17,173 for the same period ending in 2009, primarily due to decreases in revenues.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the six month period ending March 31, 2010 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2010.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2010, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

DURING THE PERIOD FROM 12/31/09 – 3/31/10 –No common or preferred stock was issued by the Company.

Item 3. Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4. Submission of Matters to a Vote of Security Holders

During the three month period ended March 31, 2010, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Information

The Company does not have any other material information to report with respect to the three month period ended March 31, 2010.

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

SPECIALIZED SERVICES, INC.

Dated: January 18, 2011	By:	/s/ David E. Joseph
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: January 18, 2011	By:	/s/ Michael B. Jackson, CFO
Principal Accounting Officer