Form 10-K
period 2010-12-31
EXERGETIC ENERGY, INC.
filed 2011-04-15
CIK 1123846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending
December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-32267

EXERGETIC ENERGY, INC.
 (Exact Name Of Registrant As Specified In Its Charter)

Michigan	27-2950066
(State of Incorporation)	(I.R.S. Employer Identification No.)

440 Burroughs Suite 386, Detroit, MI	48202
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code: (313) 378-0834

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐)	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐ No ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, September 30, 2010 was $0.18.

There were 15,763,341 shares of the Registrant’s $.0001 par value common stock outstanding as of March 29, 2011.

Documents incorporated by reference:  none

Forward-Looking Statements and Associated Risks

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Exergetic Energy Inc.’s industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” ”believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Exergetic Energy, Inc., was founded on May 27, 2010 as a Michigan corporation, and was created to improve upon and expand the various energy options/resources available for prospective customers.  While specializing in both renewable and efficient non-renewable sources, Exergetic believes itself to be well positioned to capitalize upon the opportunities that are taking place as the world moves to a more enlightened stance on energy consumption.

Company Overview

As a full service energy company Exergetic Energy, Inc (“Exergetic”) has with its’ tripartite organizational structure the means to address a myriad of different energy challenges facing our customers.  Represented by three distinct divisions: Non-Renewables, Renewables & Energy Optimization, Exergetic is a solutions provider for a myriad of different energy solutions. The three main divisions that exist within Exergetic possess the following strategic objectives:

•	Provide innovative technology driven solutions that meet our client’s needs and align with the larger US Energy Plan as defined by the Obama Administration.

•
Leverage our expertise in government contract work via Small Business Administrations’ 8A program in order to provide efficient, clean energy solutions to the Departments of Defense and Energy, respectively.

•	Expand the use of renewable energy sources into mainstream customer applications per the use of smart device technology

•	Continue to develop/market/manufacture leading edge technology for the vast array of energy needs that occur within the residential and commercial arenas at optimum price points

Our executive offices are located at 440 Burroughs Site 386, Detroit, Michigan 48202. Our telephone number is (313) 378-0834.  The company maintains its website at www.exergeticenergy.com.

Competition

Exergetic is an amalgam of three distinct energy related business units.  As such, each division has its own set of unique opportunities and challenges.

RENEWABLE ENERGY DIVISION

The Renewable Energy division is focused on the design & installation of solar panel systems per the use of photovoltaic (PV) DC/AC inverters.  Exergetic has its’ own proprietary inverter technology for this industry.  And while the majority of global solar panel demand is supplied by the China, the company feels that a niche exist especially in the US market for the manufacture and production of solar power inverters.  Furthermore, the lack of an international standard creates regional markets for inverters.  In the U.S., regulations are particularly burdensome for manufacturers.  Regulations differ across PV markets.  Regulations for grid-connected PV inverters vary across countries.  Requirements are generally believed to be the most stringent in the United States.  International manufacturers who want to serve this market need to design models specifically for the United States in order to meet regulations.  This lack of uniformity creates regional markets, making it extremely difficult for manufacturers to create a global product.

Nearly 75% of the entire US photovoltaic market is supplied by production from just three manufacturers.  The following three companies have US subsidiaries, which are responsible for the production and supply of the photovoltaic market in the US: (1) SMA Solar Technology AG (headquartered in Germany), Xantrex Corporation out of Vancouver, CN and Osaka-Sharp from Japan constitute the major suppliers in this industry.   Exergetic views this lack of indigenous manufacturing capabilities of US based companies to be a major opportunity that we intend to capitalize upon while striving to become the largest US manufacture and supply of power inverters to the global marketplace.

ENERGY OPTIMIZATION DIVISION

The Energy Optimization division, which operates under the Exergetic name, has an orientation within the energy management and efficiency arena.  The energy optimization industry functions as the backbone of the entire energy economy.  Whether customers desire solar or fossil power energy sources; the government now mandates that all energy delivery systems be efficient and optimized. The company offers a unique array of services that combine quality engineering standards, such as ISO certification standards,  along with Certified Energy Management techniques. In doing so, we are the first company to offer such a holistic array of services all designed to coalesce quality engineering with energy management.  Exergetic believes that it stands poised to be a market leader in this hybrid industry and believes that others will follow in this direction as energy management specialist realize that overall system optimization cannot be achieved without quality engineering design and implementation methodologies.

The philosophy behind accelerating the growth of our consulting services is focused on leveraging existing relationships with firms and agencies focused on sustainable development through ISO standards and Energy Management in order to expand their offering beyond management systems to include design and implementation capabilities.  Specifically, Exergetic can augment existing consulting firms’ core competencies, thus allowing them to offer their clients the services of:

•	Certified energy manager review/certification of systems, processes, facilities and products
•	Energy Auditing
•	Engineering Design Expertise
•	Design construction and implementation expertise

The energy auditing services offered by Exergetic are suitable for all types of facilities, whether residential, commercial or industrial. Our energy auditors are certified through the Association of Energy Engineers (AEE) and our point auditing system is based on American Society of Heating, Refrigerating and Air-Conditioning Engineers (ASHRAE) auditing standards.  Based on the facility investigated each audit will include a specialized combination of the following services:

•
Thermographic Infrared Scanning: measures surface temperatures by using infrared video and still cameras. These tools see light that is in the heat spectrum. Images on the video or film record the temperature variations of the building's skin.  It is also used to determine effectiveness of insulation.

•	PFT Air Filtration Test: this test determines the air filtration profile over a period of time (a few hours to several months).
•	Blower Door Test: this test locates air filtration by depressurizing building envelope.
•	Building Envelope Evaluation: measures heat flow through walls, roofs, foundations, windows in order to determination maximum heat gradients across all surfaces
•	Water Conservation Evaluation: measures pressure head and water flux through all faucets in a particular facility.
•	Complete Energy System Inspection: including lighting systems,HVAC systems, & hot water system

In assessing the energy optimization marketplace that exists both locally in Michigan and on the national level, the Company believes that this should be a prime area of focus.  However, most companies that offer energy auditing services do so as an extension of their building & construction firm, such is the case for local competitors, Bestech Energy Systems in Oakland County and Michigan Energy Audits LLC of Clarkston, MI.  Nationally, the same observation can be made of such players like The Hines Group, a global real estate development and property management firm and BEI & Associates, a large architectural & design engineering firm, that was hired to perform energy assessments at the Coleman A. Young Municipal Center in Detroit, MI.

We believe that Exergetic will have a competitive advantage arising from our core technical training--since the company was founded by Mechanical Engineers, we understand the true technological principles that undergird this “new” field of interest.  However, energy optimization isn’t really new at all, it is governed by the fundamental laws of thermodynamics and the adherence to these laws defines the laws of physics!  Our team has over 35 years of experience developing thermodynamic systems for  a myriad of applications and have been performing the task of “energy optimization” for several decades, now.  Our Energy Optimization Division provides interpretations and insights not found with the use of standard diagnostic tools—thus building individual solutions for individual clients based on principles of science.

In fact, the concept of this primary service offering, the Energy Educator Program, was borne out of a meeting that Exergetic held on July 29, 2010 with the Executive Director of the Detroit Wayne Joint Bldg. Authority (DWJBA).  The DWJBA received a 2008 ENERGY STAR Label on behalf of its efforts to reduce energy consumption and implement smart business practices at the Coleman A. Young Municipal Center and Exergetic conducted this meeting to garner a first-hand overview of the potential for energy optimization in the Greater Detroit Metropolitan Area.  The Executive Director stated that while there were definitely a significant number of companies engaged in the business of energy auditing and optimization, there were currently no suppliers of the energy optimization technology training that the user needs in order  to be able to understand, operate, sustain and realize the energy savings opportunities articulated in standard energy audit reports.  The lack of knowledge of how new energy efficient components operate makes this seem like “black box” technology when they really are not.  Our Energy Educator Training Program has been developed to bridge this gap and take the mystery out of the science.  Our software program known as the “Energy Educator Program”, was conceived as an interactive, on-site, computer based training for customers to effectively manage their energy optimization plan.  The initial design for this product was established in 2Q 2010 and additional upgrades have been made as continuous improvements since that time.  Now that the program design has been completed, the company will work on finalizing the computer algorithm and begin programming.  The Company plans to hire Computer programming experts that are adept at software development and plans for the initial product prototypes to be available by 4Q 2011.  We intend to offer our product as free “add ons” for our energy auditing customers as a means to get a sufficient sample population to assist with debugging our product before we begin offering it on a national level.  Once finalized, inspected and ready for official product release projected by 1Q 2012, Exergetic plans to submit a patent application to the US Patent and Trade Office in order to obtain patent protection for our concept and algorithm

NON-RENEWABLE DIVISION

The third and final division of Exergetic is the non-renewable business unit.  This division functions primarily as a commercial fossil fuel supplier.   This division incorporates the business operations of Specialized Services, Inc. existing prior to the merger.

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

Principal Suppliers
In the non-renewables division, the Company has contractual arrangements with over 8 fuel distribution centers, many of which operate multiple truck stops and other similar facilities nationally. The Company does not believe that it dependent upon any single fuel distributor.

Dependence on Major Customers

The company does not depend on any major customers other than Churchill of Detroit, B & W Interstate and Cimarron Transportation, which accounted for 22%, 23% and 7%, respectively of the company’s revenues during fiscal year ending December 31, 2007.  Because of the changes in the financial markets in 2008 and 2009, and the customer base of our trucking companies being automotive in nature, we have seen a decrease in revenues. As of December 31, 2009, our major customer was Churchill of Detroit, which accounted for approximately 10% of revenues.  In 2010, this trend continued with Churchill of Detroit and Tom Donahue Trucking, constituting approximately 10% and 30%, respectively of revenue.

Employees

As of March 29, 2011, the Company had 2 full time employees and 4 part-time employees, including its executive officers. No employees are covered by a collective bargaining agreement. The Company's management considers relations with its employees to be satisfactory.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. DESCRIPTION OF PROPERTIES

We currently lease office space on a month to month basis for our main office at 440 Burroughs Street, Suite 386, Detroit, MI 48202.  We have a month to month lease for $375 per month.

We own approximately 8.3 acres or raw land in DeSoto County, Florida having an address of 956 Hull Road, Arcadia, Florida 34269.  The land is owned free and clear by Clarence McCullum, Sr., through his Company, CBM Investment Company.  CBM has executed a Quit Claim Deed to the Company which is to be recorded in the land records of DeSoto County, Florida.

ITEM 3.  LEGAL PROCEEDING

The Registrant's officers and directors are not aware of any threatened or pending litigation to which the Registrant is a party or which any of its property is the subject and which would have any material, adverse effect on the Registrant.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Price Information

The Registrant's common stock became subject to quotation on the Pink OTC Markets under the symbol “SSPV” in February 2007. It currently trades under the symbol “XNGR”.  To the best knowledge of the Registrant, there has been a trading market for the Registrant’s common stock for approximately the past three years. The following table shows the high and low bid prices for the Registrant's common stock during the last three fiscal years as reported by the National Quotation Bureau Incorporated.

	Fiscal 2010		Fiscal 2009		Fiscal 2008
	High	Low	High	Low	High	Low
Fourth Quarter ended December 31	$0.18	$0.18	$0.24	$0.18	$090	$.175
Third Quarter ended September 30	$0.18	$0.18	$0.24	$0.20	$1.25	$0.02
Second Quarter ended June 30	$0.18	$0.18	$0.41	$0.20	$7.00	$0.35
First Quarter ended March 31	$0.18	$0.18	$.070	$0.40	$3.50	$.50

On April 7, 2011, the closing bid price of the Company’s Common Stock as reported by the OTC.QB was $ 0.15 and there were approximately 58 shareholders of record.

Dividend Policy

We have not paid any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of our business. We cannot assure you that we will ever pay cash dividends. Whether we pay cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements and any other factors that the Board of Directors decides are relevant. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

There are no restrictions in our articles of incorporation or by-laws that restrict us from declaring dividends.

Equity Compensation Plans

In June 2005, the Company's board of directors approved an employee incentive plan and issued 900,000 shares under such plan.  Since that time, no additional shares have been issued under the plan.

The Company’s 2010Employee Benefit Plan (the “2010 Plan”) authorizes up to 2,150,000 shares of common stock to any person employed by the Company either as an employee, officer, director or independent consultant or other person employed by the Company, provided that no person can be granted shares under the 2010  Plan for services related to capital raising or promotional activities. As of December 31, 2010, 1,250,000 shares have been issued pursuant to the 2010 Plan. There are no restrictions on resale upon the purchases of the stock from the employees or the consultants, unless contained in the written award approved by the Board of Directors.

Common Stock

During the fiscal year ending December 31, 2010, there was no modifications of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans not approved by security holders

2010 Incentive Plan	N/A	N/A	N/A

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

GROSS BILLINGS AND NET REVENUES

Gross billings, Direct Costs and Gross Revenues for the years ending December 31, 2010 and 2009 respectively are reflected below:

Fiscal Year Ending	Gross Billings	Direct Costs	Net Revenue	Operating Expenses	Loss From Operations
2009	$2,751,666	$2,683,172	$68,494	$122,570	($54,076)
2010	$2,490,607	$2,468,309	$22,298	$93,182	($70,884)

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

Gross Billings for the Fiscal Year Ending December 31, 2010 decreased $261,059 from $2,751,666 for the Fiscal Year ending December 31, 2009  to $2,490,607 for the Fiscal Year ending December 31, 2010, due primarily to *economic conditions.

OPERATING EXPENSES

Operating Expense for the fiscal years ending December 31, 2010 and 2009 respectively are reflected below:

Fiscal Year Ending	Operating Expenses
2009	$122,570
2010	$93,182

Operating Expenses for the Fiscal Year Ending December 31, 2010 decreased $29,388 from $122,570 for the Fiscal Year ending December 31, 2009 to $93,182 for the Fiscal year ending December 31, 2010  to due primarily to *economic conditions, as the company streamlined its operations to adjust to decreased demand.

NET INCOME (LOSS)

Net Income (Loss) for the fiscal years ending December 31, 2010 and 2009  respectively are reflected below:

Fiscal Year Ending	Net Income (Loss)
2009	($54,041)
2010	($183,077)

The Company’s Net Loss for the Fiscal Year Ending December 31, 2010 increased $129,036 from ($183,077) for the Fiscal Year ending December 31, 2009 to ($70,884) for the Fiscal Year ending December 31, 2010, due primarily to * economic conditions.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities and cash flows from financing activities for the years ending December 31, 2009 and 2010 respectively are reflected below:

Fiscal Year Ending	Cash Provided by (Used In) Operating Activities	Cash Used in Financing Activities
2009	$9,934	($6,281)
2010	($6,010)	($0)

The Company’s Cash Used in Operating Activities for the Fiscal Year Ending December 31, 2010  decreased $15,994 from $9,934 for the Fiscal Year ending December 31, 2009 to ($6,010) for Fiscal Year Ending December 31, 2009, due primarily to *economic conditions. The Company’s Net Cash from Financing Activities for the Fiscal Year Ending December 31, 2010 increased $6,281 from  ($6,281) for the Fiscal Year ending December 31, 2009 to $0 for the Fiscal year ending December 31, 2010  due to our not making any payments on our debt.

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

OFF-BALANCE SHEET ARRANGEMENTS

During the Fiscal Years ending December 31, 2010 and 2009 respectively, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of the each of the Fiscal Years ending December 31, 2010 and 2009 respectively, we did not have any Contractual Obligations and Commitments.

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of December 31, 2010 in accordance with the following schedule:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Registrant's audited financial statements for the fiscal years ended December 31, 2010 and December 31, 2009 are attached to this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T) CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Management conducted its evaluation based on the framework in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2010, such disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act).  Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Our management assessed our internal control over financial reporting based on the Internal Control – Integrated Framework issued by the COSO.  Based on the results of this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2010 based on such criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarters ending December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On December 3, 2010, the Company SSI, merged with Exergetic Energy, Inc. and changed its name to Exergetic Energy, Inc.  The merger was finalized during the first quarter of 2011, and as part of the merger, management of the Company changed, including the Company’s Chief Financial Officer.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE AND CORPORATE GOVERNANCE

Name	Age	Title	Date Became Executive Officer

C. B. McCollum	42	Chairman of the Board, Chief Executive Officer	5/27/2010

Clarence McCollum, Sr.	68	President	5/27/2010

Brian K. McCollum	34	Chief Operations Officer	5/27/2010

Dr. Jeffrey L. Streator	48	Chief Technology Officer	1/3/2011

James D. Jackson	41	Chief Financial Officer	12/3/2010

Officers are not elected for a fixed term of office but hold office until their successors have been elected.

C. B. McCollum, Chairman & CEO

Mr. C.B. McCollum is the founder of Exergetic Energy, Inc.  As Chairman/CEO, Mr. McCollum is responsible for Exergetic Energy’s operations including the strategic planning, logistics, staff leadership, client direction and program implementation.  Mr. McCollum is an engineering executive with nearly two and a half decades of experience as a Research Engineer, Product Manager & Oil Industry Executive.  Mr. McCollum got his initial start as a research engineer for NASA in New Orleans, La nearly twenty five years ago and since that time has held numerous research and management position.  Prior to founding Exergetic Energy, Mr. McCollum spent the past four years as a Director with the fourth largest integrated Oil Company in North America. Additionally, he has served on various American Petroleum Institute (API) Committees and has been published and quoted in numerous articles on the concept of energy consumption and optimization techniques.

His background and knowledge of the energy business and executive management experience provide a solid foundation upon which the organization has built its technical merits. Mr. McCollum has amassed a seasoned group of executives and technical experts to assist in delivering the company’s motto…..”Providing Energy Solutions of Tomorrow, Today”.

Mr. C.B. McCollum holds the following advanced degrees:

•	Bachelor Science with Concentration Physics, Morehouse College, Atlanta, GA, 1990

•	Bachelor of Mechanical Engineering, Georgia Institute of Technology, Atlanta, GA, 1992

•	Masters of Mechanical Engineering, Georgia Institute of Technology, Atlanta, GA, 1994

•	Certified, Lubricants Expert, United States District Court of New Jersey, Newark, NJ, 2000

Clarence McCollum, Sr., President

Mr. Clarence McCollum, Sr. has an extensive background in Signal Processing Design and Microcode Design of electronic systems such as those found in photovoltaics (i.e., Solar Panel Technology).  He assists with the development and implementation of the strategic vision of Exergetic Energy to develop and implement the business strategy for all renewable energy initiatives with a primary focus on providing guidance and an execution strategy for all Solar Energy Projects.  Clarence’s years of experience with component design of electronics are key attributes for the Company, which help reinforce the core technology capabilities of the organization.  Listed below are key projects and accomplishments that further articulate the range of his experience and technical acumen within this field.

In 1977, he established CBM Electronics, Inc. to foster the professional abilities of minorities in the field of engineering & electronics. With a specialization in Electronic Signal Processing and Microcode System Design, his firm quickly established itself as a premier electronics company.  Within the first five years of operation, CBM Electronics was engaged in the design of electronic systems for the United States Department of Defense and the Department of Energy, respectively.

Mr. McCollum, holds the following advanced degrees:

•	Bachelor of Science, Electrical Technology, S.C. State College, Orangeburg SC, 1965

•	Bachelor of Science, Electrical Engineering, G.W. University, Washington, D.C., 1969

•	Masters Degree, Computer Science, George Washington University, Washington, D.C., 1973

Dr. Jeffrey L. Streator, Chief Technology Officer

Dr. Jeffrey L. Streator brings to the corporation more than 25 years of university research experience from two of the top research/engineering institutions in the nation. Both as a Ph.D. candidate at University of California at Berkeley and a tenured professor at The Georgia Institute of Technology, Dr. Streator has been recognized for contributions that his work has provided to the field of interface mechanics and nano-scale lubrication. Dr. Streator’s specific area of research pertains to the behavior of thin liquidfilms with special considerations being paid to the fundamental material behavior and its influence on device performance.  In its’ most basic form, interface mechanics is can be viewed as having ubiquitous application because interface dynamics are found in  virtually all technological devices-from medicine to electronics. With the future viability of alternative energy systems in the new technological capabilities of SMART Devices, research on the mechanics of interfaces holds the key to the advancement and sustainability of the new energy economy.

Dr. Streator holds the following advanced degrees:

•	Bachelor Degree of Engineering Sciences, Harvard University, MA, 1984

•	Masters of Science, Mechanical Engineering, U.C. Berkeley, CA, 1986

•	Doctorate of Philosophy, Mechanical Engineering, U.C. Berkeley, CA, 1990

Brian K. McCollum, Chief Operations Officer

As Chief Operations Officer, Mr. Brian K. McCollum is responsible for the daily operations of each business unit of the company. Brian oversees the company's core corporate organizations that support all areas of the business worldwide, including research and development, information management, and strategy.

His primary role includes ensuring that the resources as set by the board of directors are used in the most efficient way possible in order to create the maximum value for the company’s shareholders.  Mr. McCollum formerly served as Chief Operations Officer for Alpha Imports, LLC as well as being the Director of Arts and Education for Step Afrika.  Brian has extensive international business experience from studying abroad in both Africa and Europe.  In fact, Brian has spent an extensive amount of time over the past five years working in the following countries--South Africa, Tanzania, Ghana, Liberia, Zimbabwe, Thailand, Ireland and Brazil.  He brings his international expertise to expand and diversify the operations of Exergetic Energy to different international markets.

Mr. McCollum holds the following advanced degrees:

•	Bachelor of Arts, Business Administration, Corporate Finance, Morehouse College, Atlanta, GA, 1999

•	Masters of Divinity, Princeton Theological Seminary, Princeton, NJ, 2010

James D. Jackson, Chief Financial Officer
Mr. Jackson comes to Exegetic with over 10-years of Business unit and development program management experience with an expertise in the design, development, marketing and distribution of computer equipment globally.  Prior to taking on the role of , Mr. Jackson was with AT&T in the capacity of  Project Manager for the introduction of  hybrid fiber-optic coaxial (HFC) telephony service, commonly known to day a cable telephone service for AT&T.  Mr. Jackson holds an MBA with a focus in Technology Innovation Management from the Leeds School of Business at the University of Colorado and was a member of the 1990 National Championship Football team.

Other experiences of Mr. Jackson include 5-years of environmental investigation and restoration project management with Weston Solutions Inc. as a Registered Environmental Professional with the State of Colorado.

ITEM 11. EXECUTIVE COMPENSATION

The following table contains the executive compensation to the chief executive officers of the Company for the periods set forth below.

Summary Compensation Table

Long Term
		Annual Compensation			Compensation Awards
				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

David E. Joseph, CEO, President	2009	none---	none---	none---	none---	none---	none---
	2010	none---	none---	none---	none---	none---	none---

Michael B. Jackson, CFO, Vice President	2009	none---	none---	none---	none---	none---	none---
	2010	none---	none---	none---	none---	none---	none---

Clarence McCollum, Chairman, CEO*	2009	none---	none---	none---	none---	none---	none---
	2010	none---	none---	none---	none---	none---	none---

The Company has no employment agreement with any of its officers and directors.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2010

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Note Vested ($)
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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	C. B. McCollum, Chairman and CEO 18695 Oak Drive Detroit, MI 48221	7,500,000	48.57%
Common Stock	Clarence McCollum, President 1324 Iron Forge Forestville, Md. 20747	1,000,000	6.3%
Common Stock	Brian K. McCollum, Chief Operations Officer 14517 Hampshire Hall Court Upper Marlboro, Md. 20772	1,500,000	9.51%
Common Stock	James Jackson, Manager J. David Ventures, LLC	750,000	47.6%
Common Stock	All officers and directors as a group (4 people)	10,750,000	68.20%

(*) Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute Beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

(**) Percent of class is calculated on the basis of the number of shares outstanding on March 29, 2011 (15,763,341).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Registrant's Board of Directors has appointed Silberstein Unger, PLLC as independent public accountant for the fiscal years ending December 31, 2010.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by Silberstein Unger, PLLC for the audit of the Registrant's annual financial statements for the years ended December 31, 2010 and 2009  and fees billed for other services rendered by Silberstein Unger, PLLC, respectively during those periods.

Year Ended
	December 31, 2010	December 31, 2009
Audit fees (1)	$11,100	$8,000
Audit-related fees (2)	N/A	N/A
Tax fees (3)	N/A	N/A
All other fees	N/A	N/A

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

EXERGETIC ENERGY, INC.
(FORMERLY SPECIALIZED SERVICES, INC.)

FINANCIAL STATEMENTS

DECEMBER 31, 2010

EXERGETIC ENERGY, INC.
(FORMERLY SPECIALIZED SERVICES, INC.)

FINANCIAL STATEMENTS

DECEMBER 31, 2010

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets at December 31, 2010 and 2009	F-2

Statements of Operations for the Years Ended
December 31, 2010 and 2009	F-3

Statement of Stockholders’ Deficit as of December 31, 2010	F-4

Statements of Cash Flows for the Years Ended
December 31, 2010 and 2009	F-5

Notes to the Financial Statements	F-6 – F-10

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Exergetic Energy, Inc. (formerly Specialized Services, Inc.)
Southfield, Michigan

We have audited the accompanying balance sheets of Exergetic Energy, Inc. (formerly Specialized Services, Inc.), as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exergetic Energy, Inc. (formerly Specialized Services, Inc.), as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Exergetic Energy, Inc. (formerly Specialized Services, Inc.) will continue as a going concern.  As discussed in Note 11 to the financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 11. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
April 12, 2011

EXERGETIC ENERGY, INC.
(FORMERLY SPECIALIZED SERVICES, INC.)
BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

ASSETS	2010	2009
Current Assets
Cash and cash equivalents	$1,304	$7,314
Accounts receivable	0	77,440
Prepaid interest	14,113	35,483
Total Current Assets	15,417	120,237

Property and equipment, net	0	92,548

TOTAL ASSETS	$15,417	$212,785

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$8,107	$27,818
Accrued expenses	200,374	202,357
Accrued interest	4,603	0
Due to shareholder	5,000	2,200
Leases payable – current portion	218,221	160,300
Loan payable – related party	5,768	5,768
Line of credit	52,294	52,294
Total Current Liabilities	494,367	450,737

Long-Term Liabilities
Leases payable	48,632	106,553

Total Liabilities	542,999	557,290

STOCKHOLDERS’ DEFICIT
Capital stock, $0.005 par value, 100,000,000 shares authorized, 473,341 shares issued and outstanding	47	47
Additional paid in capital	408,872	408,872
Accumulated deficit	(936,501)	(753,424)
Total Stockholders’ Deficit	(527,582)	(344,505)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,417	$212,785

The accompanying notes are an integral part of the financial statements

EXERGETIC ENERGY, INC.
(FORMERLY SPECIALIZED SERVICES, INC.)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

NET REVENUE	$22,298	$68,494

OPERATING EXPENSES	93,182	122,570

LOSS FROM OPERATIONS	(70,884)	(54,076)

OTHER INCOME (EXPENSE)
Rebates	956	35
Forgiveness of debt	9,877	0
Commissions	1,598	0
Loss on disposal of assets	(56,848)	0
Bad debt expense	(67,776)	0
TOTAL OTHER INCOME (EXPENSE)	(112,193)	35

LOSS PRIOR TO PROVISION FOR INCOME TAXES	(183,077)	(54,041)

PROVISION (BENEFIT) FOR INCOME TAXES	0	0

NET LOSS	$(183,077)	$(54,041)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	473,341	473,341

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.39)	$(0.11)

The accompanying notes are an integral part of the financial statements

EXERGETIC ENERGY, INC.
(FORMERLY SPECIALIZED SERVICES, INC.)
STATEMENT OF STOCKHOLDERS’ DEFICIT
AS OF DECEMBER 31, 2010

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2008	473,341	$47	$408,872	$(699,383)	$(290,464)

Net loss for the year ended December 31, 2009	-	-	-	(54,041)	(54,041)

Balance, December 31, 2009	473,341	47	408,872	(753,424)	(344,505)

Net loss for the year ended December 31, 2010	-	-	-	(183,077)	(183,077)

Balance, December 31, 2010	473,341	$47	$408,872	$(936,501)	$(527,582)

The accompanying notes are an integral part of the financial statements

EXERGETIC ENERGY, INC.
(FORMERLY SPECIALIZED SERVICES, INC.)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the year	$(183,077)	$(54,041)
Adjustments to reconcile net (loss) to cash provided by operating activities:
Depreciation and amortization	57,070	66,748
Bad debt expense	67,776	0
Loss on disposal of assets	56,848	0
Forgiveness of debt	(9,877)	0
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	9,664	(605)
Increase (decrease) in account payable	(9,834)	(668)
Increase (decrease) in accrued expenses	(1,983)	(3,700)
Increase in accrued interest	4,603	0
Increase in due to shareholder	2,800	2,200
Net Cash Provided by (Used in) Operating Activities	(6,010)	9,934

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on line of credit	0	(6,499)
Repayment of loan payable – related party	0	(1,000)
Borrowings from loan payable – related party	0	1,218
Payments on leases payable	0	0
Net Cash Used in Financing Activities	(0)	(6,281)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,010)	3,653

CASH AND CASH EQUIVALENTS – BEGINNING	7,314	3,661

CASH AND CASH EQUIVALENTS – ENDING	$1,304	$7,314

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$2,477
Cash paid for income taxes	$0	$0

The accompanying notes are an integral part of the financial statements

EXERGETIC ENERGY, INC.
(FORMERLY SPECIALIZED SERVICES, INC.)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Specialized Services, Inc. (the” Company” or “SSI”) was incorporated in Michigan in January, 1988. The Company aggregates (bundles) fuel products and services, and delivers these products and services to customers in a way that reduces the customers’ costs. In addition the Company has a competitive local exchange carrier license to provide telecommunications services to companies.

On October 5, 2005, the Company entered into an Agreement and Plan of Merger with and into Fifth Avenue Acquisition II Corp., a public shell company, with an effective date of October 6, 2005. The Company is the successor reporting company.

In 2010, SSI merged with Exergetic Energy, Inc. and changed its name to Exergetic Energy, Inc, pursuant to a Final Definitive Agreement dated December 3, 2010.  Exergetic Energy, Inc., (“Exergetic”) was founded on May 27, 2010 as a Michigan corporation, and was created to improve upon and expand the various energy options/resources available for prospective customers.

Basis of Accounting
The Company uses the accrual basis of accounting for financial statement reporting. Accordingly, revenues are recognized when products are delivered and services are rendered, and expenses are recognized when the obligation is incurred. The reported net revenues figure represents the total amount of fuel and telecommunications products and services that were purchased from the Company during the year by its customers, net of the Company’s cost of sales, as required under ASC 605-45.  See Note 10.

Cash and Cash Equivalents
The Company considers certificates of deposit and other highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, prepaid interest, accounts payable, accrued expenses, accrued interest, due to shareholder, leases payable, loan payable – related party and a line of credit. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes
The Company, with the consent of its stockholders, had elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code for periods prior to 2005. Instead of paying federal corporate income taxes, the stockholders of an S Corporation are taxed individually on their proportionate share of the Company’s taxable income.

In 2005, the Company revoked its S-election and began paying tax as a C-corporation. Income taxes are accounted for under the assets and liability method.  Deferred  tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. See Note 8.

EXERGETIC ENERGY, INC.
(FORMERLY SPECIALIZED SERVICES, INC.)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements
In May 2009, the FASB issued ASC 855-10 entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. ASC 855-10 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.

In June 2009, the FASB issued ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ASC 105-10 establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC 105-10 was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of ASC 105-10 on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

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

EXERGETIC ENERGY, INC.
(FORMERLY SPECIALIZED SERVICES, INC.)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2010 and 2009:

	2010	2009
Machinery and equipment	$365,402	$365,402
Furniture and fixtures	25,793	25,793
Transportation equipment	21,494	21,494
Subtotal	412,689	412,689
Less: Accumulated depreciation	(355,841)	(320,141)
Less: Impairment	(56,848)	0
Property and equipment, net	$0	$92,548

Depreciation expense was $35,700 for the years ended December 31, 2010 and 2009.

The Company scrapped the remaining property and equipment at December 31, 2010 as it was no longer useful.  A loss on the disposal of assets of $56,848 was recorded on December 31, 2010.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of $184,573 of officer salary and $15,801 due on a company credit card as of December 31, 2010.

NOTE 4 – LOANS PAYABLE – RELATED PARTIES

Loans payable to related parties are due to officers for funds advanced to the Company for working capital and are non-interest bearing and due upon demand.

NOTE 5 – LINE OF CREDIT PAYABLE

The Company has a $100,000 unsecured line of credit available with First Place Bank, which is payable upon demand. The officers personally guarantee borrowings under this line of credit. At December 31, 2010 and 2009 $52,294 was owed under this line of credit. Interest rates fluctuate based on the prime rate plus 3.25%. The rates in effect at December 31, 2010 and 2009 was 6.5%. Accrued interest was $4,603 as of December 31, 2010.  The loan is currently in default.

NOTE 6 – CAPITAL LEASES

The Company sold and leased back equipment during the year ended December 31, 2007.  The Company entered into five capital lease agreements.  All of the leases are for a term of 60 months with varying interest rates. The entire amount of interest due over the term of the leases has been capitalized as prepaid interest and is being amortized over the lease term. All leases are currently in default.

The future minimum rental payments due under these leases were as follows at December 31, 2010:

December 31, 2011	$218,221
2012	48,632
2013	0
Total	$266,853

EXERGETIC ENERGY, INC.
(FORMERLY SPECIALIZED SERVICES, INC.)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 7 – CAPITAL STOCK

During the year ended December 31, 2008, there were 20,040,000 shares of common stock issued for services valued at $20,326. On December 20, 2008 the Company executed a 1 to 50 stock split. Shares outstanding, average weighted shares outstanding and loss per share have been adjusted to reflect this split.

There were no additional shares issued during the year ended December 31, 2010.

There were 473,341 shares of common stock outstanding as December 31, 2010. There were no preferred shares issued and outstanding at December 31, 2010.

NOTE 8 – INCOME TAXES

For the period ended December 31, 2010, the Company has incurred net losses and, therefore, has no tax liability. The net operating loss carry-forward is approximately $936,500 at December 31, 2010, can be carried forward and applied against future taxable income and used to reduce income taxes owed, and will expire in various amounts through the year 2030.  Due to the change in ownership provisions of the Tax Reform Act of 1986, the net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$318,000	$256,000
Less: valuation allowance	(318,000)	(256,000)
Net deferred tax asset	$-	$-

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real property as of December 31, 2010. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 10 – NET REVENUE AND MAJOR CUSTOMERS

Net Revenue for 2010 of $22,298 was comprised of gross billings of $2,490,607 less direct costs of $2,468,309.

Net Revenue for 2009 of $68,494 was comprised of gross billings of $2,751,666 less direct costs of $2,683,172.

During 2010, two customers accounted for 99.9% of our gross revenues and 87% of our net revenues as reflected on the statement of operations.  In the opinion of management, the loss of either or both of these customers would have no material effect on the Company’s financial position.

EXERGETIC ENERGY, INC.
(FORMERLY SPECIALIZED SERVICES, INC.)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 11 – GOING CONCERN

The Company has a negative working capital, has incurred operating losses in its two most recent fiscal years, and its operating activities have required financing from outside institutions and related parties.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company may continue to need outside financing to support its internal growth.

NOTE 12 – SUBSEQUENT EVENTS

On December 3, 2010, the Company and certain of its controlling shareholders entered into a Final Definitive Agreement and Plan of Merger with Exergetic Energy, Inc.  The Merger was finalized during the first quarter of 2011.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2010 to April 12, 2011, the date these financial statements were issued, and have determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

EXERGETIC ENERGY, INC.

Dated: April 14, 2011	By:	/s/ C.B. McCollum
Chairman of the Board

Dated: April 14, 2011	By:	/s/ James D. Jackson, CFO
Principal Accounting Officer

Dated: April 14, 2011	By:	/s/ Clarence McCollum, Sr.
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: April 14, 2011	By:	/s/ C.B. McCollum
Chairman of the Board

Dated: April 14, 2011	By:	/s/ James D. Jackson, CFO
Principal Accounting Officer

Dated: April 14, 2011	By:	/s/ Clarence McCollum, Sr.
President