Form 10-Q
period 2011-03-31
EXERGETIC ENERGY, INC.
filed 2011-06-24
CIK 1123846

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________, 200__, to ________, 200__.

Commission File Number

0-32267
EXERGETIC ENERGY, INC.
  (Exact Name of Registrant as Specified in Charter)

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

There were 14,863,341 shares of the Registrant’s $.0001 par value common stock outstanding as of June 21, 2011.

Exergetic Energy, Inc.

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

Item 1. Financial Statements

EXERGETIC ENERGY, INC.
(FORMERLY SPECIALIZED SERVICES, INC.)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	March 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash	$1,349	$1,304
Accounts receivable, net	14	0
Prepaid interest	10,282	14,113
Total Current Assets	11,645	15,417

Land	10	0

TOTAL ASSETS	$11,655	$15,417

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$3,631	$8,107
Accrued expenses and taxes	198,623	200,374
Accrued interest	4,603	4,603
Due to shareholders	5,000	5,000
Due to related party	10	0
Leases payable – current portion	266,853	218,221
Loans payable – related party	5,768	5,768
Line of credit	52,294	52,294
Total Current Liabilities	536,782	494,367

Long – Term Liabilities
Leases payable, net of current portion	0	48,632

Total Liabilities	536,782	542,999

STOCKHOLDERS’ DEFICIT
Common Stock – $.0001 par value, 100,000,000 shares authorized; 12,813,341 and 473,341 shares issued and outstanding, respectively	1,281	47
Additional paid-in capital	1,217,988	408,872
Treasury stock	175	0
Accumulated deficit	(1,744,571)	(936,501)
Total Stockholders’ Deficit	(525,127)	(527,582)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,655	$15,417

The accompanying notes are an integral part of the financial statements.

EXERGETIC ENERGY, INC.
(FORMERLY SPECIALIZED SERVICES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	Three months ended March 31, 2011	Three months ended March 31, 2010
NET REVENUES	$334	$10,360

OPERATING EXPENSES	518,631	29,233

LOSS FROM OPERATIONS	(518,297)	(18,873)

OTHER INCOME (EXPENSE)	(7,681)	6

NET LOSS BEFORE INCOME TAXES	(525,978)	(18,867)

PROVISION FOR INCOME TAXES (BENEFIT)	0	0

NET LOSS	$(525,978)	$(18,867)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,578,285	473,341

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.06)	$(0.04)

The accompanying notes are an integral part of the financial statements.

EXERGETIC ENERGY, INC.
(FORMERLY SPECIALIZED SERVICES, INC.)
STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
AS OF MARCH 31, 2011

	Common Stock		Additional Paid in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2010	473,341	$47	$408,872	$0	$(936,501)	$(527,582)

Merger and recapitalization	1,750,000	175	(175)	-	(282,092)	(282,092)

Shares issued to officers for cash at $0.05 per share	840,000	84	41,916	-	-	42,000

Shares issued to officer for payable	1,000,000	100	43,925	-	-	44,025

Share issued to officers for services	4,035,000	404	201,346	-	-	201,750

Shares issued for accrued expenses	4,875,000	487	243,263			243,750

Shares issued for professional services	1,590,000	159	278,841	-	-	279,000

Shares taken back into treasury	(1,750,000)	(175)	-	175	-	0

Net loss for the three months ended March 31, 2011	-	-	-		(525,978)	(525,978)

Balance, March 31, 2011	12,813,341	$1,281	$1,217,988	$175	$(1,744,571)	$(525,127)

The accompanying notes are an integral part of the financial statements.

EXERGETIC ENERGY, INC.
(FORMERLY SPECIALIZED SERVICES, INC.)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	Three months ended March 31, 2011	Three months ended March 31, 2010
Cash Flows from Operating Activities:
Net loss for the period	$(525,978)	$(18,867)

Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Amortization of prepaid interest	3,831	15,175
Common stock issued for services	480,750	0
Changes in Assets and Liabilities
(Increase) decrease in accounts receivable	(14)	5,428
Increase in accounts payable	24	136
(Decrease) in accrued expenses and taxes	(1,643)	(5,009)
Increase in officer payable	1,050	0
Increase in due to shareholder	0	900
Net Cash Provided by (Used in) Operating Activities	(41,980)	(2,237)

Cash Flow from Investing Activities:
Cash received in merger	25	0
Net Cash Provided by Investing Activities	25	0

Cash Flows from Financing Activities:
Proceeds from sale of common stock	42,000	0
Borrowings on line of credit	0	850
Net Cash Provided by Financing Activities	42,000	850

Net Increase (Decrease) in Cash and Cash Equivalents	45	(1,387)

Cash and Cash Equivalents – Beginning	1,304	7,314

Cash and Cash Equivalents – Ending	$1,349	$5,927

Supplemental Cash Flow Information:
Cash paid for interest	$9,438	$0
Cash paid for income taxes	$0	$0
Supplemental Non-Cash Investing and Financing Information:
Land acquired in merger	$10	$0
Common stock issued in connection with merger	$175	$0
Common stock issued for accrued expenses	$243,750	$0
Common stock issued for officer payable	$44,025	$0
Accounts payable reduced through intercompany payment	$4,500	$0

The accompanying notes are an integral part of the financial statements.

EXERGETIC ENERGY, INC.
(FORMERLY SPECIALIZED SERVICES, INC.)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
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

Specialized Services, Inc. (SSI) was incorporated in Michigan in January, 1988. The Company aggregates (bundles) fuel products and services, and delivers these products and services to customers in a way that reduces the customers’ costs. In addition the Company has a competitive local exchange carrier license to provide telecommunications services to companies.

In 2011, Exergetic Energy, Inc. and SSI finalized a merger pursuant to a Final Definitive Agreement dated December 3, 2010 with EXERGETIC being the surviving entity from this corporate merger.

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

Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended December 31, 2010.  In the opinion of management, all adjustments necessary for the financial statements to be not misleading for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents
The Company considers certificates of deposit and other highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, prepaid interest, accounts payable, accrued expenses, accrued interest, due to shareholder, due to related party, leases payable, loan payable – related party and a line of credit. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Property and Equipment
Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful life of each asset. Property and equipment was fully impaired as of December 31, 2010.

EXERGETIC ENERGY, INC.
(FORMERLY SPECIALIZED SERVICES, INC.)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011

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

EXERGETIC ENERGY, INC.
(FORMERLY SPECIALIZED SERVICES, INC.)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)
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

NOTE 2 – LAND

The Company owns land in DeSoto County, Florida that was acquired in 2010 for $10 from a related party. The company has developed a solar farm layout for this property and is currently evaluating the efficacy of constructing a unit at this location.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of $183,923 of officer salary and $14,700 due on a company credit card as of March 31, 2011.

NOTE 4 – LOANS PAYABLE – RELATED PARTIES

Loans payable to related parties are due to officers for funds advanced to the Company for working capital and are non-interest bearing and due upon demand.

NOTE 5 – LINE OF CREDIT PAYABLE

The Company has a $100,000 unsecured line of credit available with First Place Bank, which is payable upon demand. The officers personally guarantee borrowings under this line of credit. At March 31, 2011 $52,294 was owed under this line of credit. Interest rates fluctuate based on the prime rate plus 3.25%. The rate in effect at March 31, 2011 was 6.5%. Accrued interest was $4,603 as of March 31, 2011.  The loan is currently in default.

NOTE 6 – CAPITAL LEASES

The Company sold and leased back equipment during the year ended December 31, 2007.  The Company entered into five capital lease agreements.  All of the leases are for a term of 60 months with varying interest rates. The entire amount of interest due over the term of the leases has been capitalized as prepaid interest and is being amortized over the lease term. All leases are currently in default and the balances have been classified as current liabilities.

EXERGETIC ENERGY, INC.
(FORMERLY SPECIALIZED SERVICES, INC.)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 7 – CAPITAL STOCK

The Company has 100,000,000 shares of $0.0001 par value common stock authorized.

In connection with the merger, the Company issued 1,750,000 shares of common stock which was taken back into treasury during the three months ended March 31, 2011.

The Company issued 840,000 shares of common stock to officers at $0.05 per share for total proceeds of $42,000 in the first quarter of 2011.

The Company also issued 1,000,000 shares to an officer for total cash proceeds of $44,025.

During the three months ended March 31, 2011, the Company issued 8,9100,00 additional shares of common stock issued to officers for services valued at $445,500.

The Company also issued 1,590,000 shares of common stock for professional services during the three months ended March 31, 2011 valued at $279,000.

There were 12,813,341 shares of common stock outstanding as March 31, 2011. There were no preferred shares issued and outstanding at March 31, 2011.

NOTE 8 – INCOME TAXES

As of March 31, 2011, the Company had net operating loss carry forwards of approximately $1,462,500 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The provision for Federal income tax consists of the following for the three months ended March 31:

	2011	2010
Federal income tax benefit attributable to:
Current operations	$178,833	$6,415
Less: valuation allowance	(178,833)	(6.415)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of March 31, 2011 and December 31, 2010:

	2011	2020
Deferred tax asset attributable to:
Net operating loss carryover	$496,833	$318,000
Less: valuation allowance	(496,833)	(318,000)
Net deferred tax asset	$0	$0

Due to a recent change in control, the use of the net operating loss carryforwards will be limited as to use in future years

EXERGETIC ENERGY, INC.
(FORMERLY SPECIALIZED SERVICES, INC.)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Our executive offices are located at 440 Burroughs Street, Suite 386, Detroit, Michigan, 48202.  The company has a 12 month lease of the current office space at a monthly rate of $375 that began June 1, 2010.  The company intends to extend this lease for an additional 12 month term at the completion of the lease term.

Minimum annual rents including the extension are as follows:

Twelve months ended March 31, 2012	$4,500
March 31, 2013	1,125
Total lease commitment	$5,625

NOTE 10 – NET REVENUE AND MAJOR CUSTOMERS

Net Revenue for the three months ended March 31, 2011 of $334 was comprised of gross billings of $126,015 less direct costs of $125,681.

Net Revenue for the three months ended March 31, 2010 of $10,360 was comprised of gross billings of $970,071 less direct costs of $959,711.

During the three months ended March 31, 2011, two customers accounted for 99.9% of our gross revenues and 87% of our net revenues as reflected on the statement of operations.  In the opinion of management, the loss of either or both of these customers would have no material effect on the Company’s financial position.

NOTE 11 – GOING CONCERN

The Company has negative working capital, has incurred operating losses in its two most recent fiscal years, and its operating activities have required financing from outside institutions and related parties.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company may continue to need outside financing to support its internal growth.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2011 to June 14, 2011, the date these financial statements were issued, and have determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

PART I – FINANCIAL INFORMATION

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

OVERVIEW OF THE COMPANY

General

Specialized Service Inc., was founded in January 1988 as a Michigan s-corporation and in 2005 changed to a c-corporation.  Exergetic Energy, Inc., was founded on May 27, 2010 as a Michigan corporation, and was created to improve upon and expand the various energy options/resources available for prospective customers.   Pursuant to a Final Definitive Agreement dated as of December 3, 2010, Specialized Services, Inc and Exergetic Energy Inc. agreed that the SSI would  merge into Exergetic, with Exergetic becoming the successor reporting company under the Exchange Act. On December 3, 2010, the Company SSI, merged with Exergetic Energy, Inc. and changed its name to Exergetic Energy, Inc.  The merger was finalized during the first quarter of 2011, and as part of the merger, management of the Company changed, including the Company’s Chief Financial Officer.

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

•	PFT Air Filtration Test: this test determines the air filtration profile over a period of time (a few hours to several months).

•	Blower Door Test: this test locates air filtration by depressurizing building envelope.

•	Building Envelope Evaluation: measures heat flow through walls, roofs, foundations, windows in order to determination maximum heat gradients across all surfaces

•	Water Conservation Evaluation: measures pressure head and water flux through all faucets in a particular facility.

•	Complete Energy System Inspection: including lighting systems, HVAC systems, & hot water system

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

We believe that Exergetic will have a competitive advantage arising from our core technical training—since the company was founded by Mechanical Engineers, we understand the true technological principles that undergird this “new” field of interest.  However, energy optimization isn’t really new at all, it is governed by the fundamental laws of thermodynamics and the adherence to these laws defines the laws of physics!  Our team has over 35 years of experience developing thermodynamic systems for  a myriad of applications and have been performing the task of “energy optimization” for several decades, now.  Our Energy Optimization Division provides interpretations and insights not found with the use of standard diagnostic tools—thus building individual solutions for individual clients based on principles of science.

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

DEPENDENCE ON MAJOR CUSTOMERS

The company does not depend on any major customers for its revenue.

EMPLOYEES

As of March 31, 2011, the Company had 2 full time employees and 4 part-time employees, including its executive officers. No employees are covered by a collective bargaining agreement. The Company's management considers relations with its employees to be satisfactory.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of March 31, 2011 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds

Non-Plan Options and Warrants	-0-	-0-

During the coming year, based on our anticipated growth/contraction, the Company has no plans to add or reduce the number of empolyees.

Results of Operations - Comparative Three Month Periods Ended March 31, 2011 and 2010

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

Our Revenues from Operations decreased for the three months ended March 31, 2011 where we posted $334 as compared to $10,360 for the same period in 2010 primarily as a result of reduced demand due to the econmic conditions facing our industry and a shift in focus by the Company to its Renewables divisions.

We had a marked increase in Operating Expenses for the three months ended March 31, 2011 posting Operating Expenses of $518,631 as compared to Operating Expenses of $29,233 for the same period in 2010,  due to our focus on streamlining our operations to adjust to the reduced demand in the non-renewables division and the up-front costs associated with the shift in focus to the Company’s renewables divisions.

We recognized an increase in Net Losses for the three months ended March 31, 2011 as compared to the same period in 2010,  posting a Net Loss of ($525,978) for the period ending March 31, 2011 verses ($18,867) for the same period ending in 2010, primarily due to the increase in Operating Expenses.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the three month period ending March 31, 2011 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2011.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2011, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

DURING THE PERIOD FROM January 1, 2011 – – March 31, 2011

The company issued 11,015,000 shares of RESTRICTED common stock and 1,625,000 shares of freely traded shares of common stock, thus totalling 12,640,000 shares of stock issued during 1Q 2011.

Item 3. Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4. Submission of Matters to a Vote of Security Holders

During the three month period ended March 31, 2011, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Information

The Company does not have any other material information to report with respect to the three month period ended March 31, 2011.

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

EXERGETIC ENERGY, INC.

Dated: June 24, 2011	By:	/s/ C.B. McCollum
Chairman of the Board (Principal Executive Officer)

Dated: June 24, 2011	By:	/s/ James D. Jackson, CFO
Principal Accounting Officer