Form 10-Q
period 2011-06-30
EXERGETIC ENERGY, INC.
filed 2011-08-19
CIK 1123846

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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

 Registrant's Telephone Number, Including Area Code: (313) 309-4169

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

There were 15,549,115  shares of the Registrant’s $.0001 par value common stock outstanding as of August 19th, 2011.

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

Item 1. Financial Statements

Exergetic Energy, Inc.
Consolidated Balance Sheets (Unaudited)
As of June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$11,676	$1,304
Accounts receivable	143	0
Prepaid interest	7,056	14,113
Total Current Assets	18,875	15,417

Other Assets
Land	10	0

TOTAL ASSETS	$18,885	$15,417

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable	$3,631	$8,107
Accrued expenses	199,316	200,374
Accrued interest	4,603	4,603
Leases payable, current portion	266,853	218,221
Due to related party	10	0
Due to officer	2,769	0
Due to shareholders	5,000	5,000
Line of credit	52,294	52,294
Loan payable	5,768	5,768
Total Current Liabilities	540,244	494,367

Long-Term Liabilities
Leases payable	0	48,632

Total Liabilities	540,244	542,999

Stockholders' Deficit
Common stock	1,334	47
Additional paid in capital	1,237,435	408,872
Treasury stock	175	0
Accumulated deficit	(1,760,303)	(936,501)
Total Stockholders' Deficit	(521,359)	(527,582)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,885	$15,417

The accompanying notes are an integral part of the consolidated financial statements.

Exergetic Energy, Inc.
Consolidated Statements of Operations (Unaudited)
For the three and six months ended June 30, 2011 and 2010

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010

NET REVENUES	$129	$10,335	$463	$20,696

OPERATING EXPENSES	10,371	23,495	529,002	52,729

LOSS FROM OPERATIONS	(10,242)	(13,160)	(528,539)	(32,033)

OTHER INCOME (EXPENSES)
Rebates	369	32	1,095	39
Commissions	0	0	1,031	0
Interest expense	(5,858)	0	(15,296)	0
TOTAL OTHER INCOME (EXPENSES)	(5,489)	32	(13,170)	39

LOSS BEFORE PROVISION FOR INCOME TAXES	(15,731)	(13,128)	(541,709)	(31,994)

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS	$(15,731)	$(13,128)	$(541,709)	$(31,994)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.03)	$(0.05)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	13,101,418	473,341	10,707,512	473,341

The accompanying notes are an integral part of the consolidated financial statements.

Exergetic Energy, Inc.
Consolidated Statement of Stockholders' Deficit (Unaudited)
As of June 30, 2011

		Common Stock		Additional Paid in	Treasury	Accumlated	Total Stockholders'
		Shares	Amount	Capital	Stock	Deficit	Deficit
Balance, January 1, 2011	SSI	473,341	$47	$408,873	$0	$(936,502)	$(527,582)
Balance, January 1, 2011	EEI					(282,092)	(282,092)
Shares issued in connection with merger		1,750,000	175	(175)			0

Shares issued to officers for cash at $0.05 per share		840,000	84	41,916			42,000

Shares issued to officer for cash		1,000,000	100	43,925			44,025

Shares issued to officers for services		4,035,000	404	201,346			201,750

Shares issued for accrued expenses		4,875,000	487	243,263			243,750

Shares issued for professional services		1,590,000	159	278,841			279,000

Shares taken back into treasury		(1,750,000)	(175)		175		0

Shares issued for cash		535,000	54	19,446			19,500

Net loss for the six months ended June 30, 2011						(541,709)	(541,709)

Balance, June 30, 2011		13,348,341	$1,334	$1,237,435	$175	$(1,760,303)	$(521,359)

The accompanying notes are an integral part of the consolidated financial statements.

Exergetic Energy, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2011 and 2010

	Six months ended June 30, 2011	Six months ended June 30, 2010
CASH FLOW FROM OPERATING ACTIVITES
Net loss for the period	$(541,709)	$(31,994)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	7,057	29,745
Common stock issued for services	480,750	0
Changes in assets and liablities:
(Increase) decrease in accounts receivable	(143)	6,089
Increase (decrease) in accounts payable	24	(1,155)
(Decrease) in accrued expenses	(971)	(13,294)
Increase in due to shareholder	3,839	1,800
Increase in due to related party	0	1,898
Net Cash Used by Operating Activities	(51,153)	(6,911)

CASH FLOW FROM INVESTING ACTIVITES
Cash received from merger	25	0
Net Cash Provided by Investing Activities	25	0

CASH FLOW FROM FINANCING ACTIVITES
Proceeds from sale of common stock	61,500	0
Borrowings on line of credit	0	850
Net Cash Provided by Financing Activities	61,500	850

Net Increase (Decrease) in Cash	10,372	(6,061)

CASH, Beginning of Period	1,304	7,314

CASH, End of Period	$11,676	$1,253

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$8,239	$0
Cash paid for income taxes	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Land acquired in merger	$10	$0
Common stock issued in connection with merger	$175	$0
Common stock issued for accrued expenses	$243,750	$0
Common stock issued for officer payable	$44,025	$0
Accounts payable reduced through intercompany payment	$4,500	$0

The accompanying notes are an integral part of the consolidated financial statements.

EXERGETIC ENERGY, INC.
(FORMERLY SPECIALIZED SERVICES, INC.)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
The company was originally founded in January 1988 under the name of Specialized Services, Inc. as a Michigan s-corporation.  In 2005, the company changed its tax status in order to become a c-corporation.  In 2010, pursuant to a Final Definitive Agreement dated as of December 3, 2010, Specialized Services, Inc and Exergetic Energy Inc. agreed that the SSI would merge with Exergetic, changing its name to Exergetic. The merger was finalized during the first quarter of 2011, and as part of the merger, management of the Company changed, including the Company’s Chief Financial Officer and Chief Executive Officer. The Company’s direction changed in order to function more completely as an integrated energy supply firm.

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
JUNE 30, 2011

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
JUNE 30, 2011

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of $183,923 of officer salary and $15,393 due on a company credit card as of June 30, 2011.

NOTE 4 – LOANS PAYABLE – RELATED PARTIES

Loans payable to related parties are due to officers for funds advanced to the Company for working capital and are non-interest bearing and due upon demand.

NOTE 5 – LINE OF CREDIT PAYABLE

The Company has a $100,000 unsecured line of credit available with First Place Bank, which is payable upon demand. The officers personally guarantee borrowings under this line of credit. At June 30, 2011 $52,294 was owed under this line of credit. Interest rates fluctuate based on the prime rate plus 3.25%. The rate in effect at June 30, 2011 was 6.5%. Accrued interest was $4,603 as of June 30, 2011.  The loan is currently in default.

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
JUNE 30, 2011

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

The Company also issued 535,000 shares of common stock for cash totaling $19,500 during the period ended June 30, 2011.

There were 13,348,341 shares of common stock outstanding as June 30, 2011. There were no preferred shares issued and outstanding at June 30, 2011.

NOTE 8 – INCOME TAXES

As of June 30, 2011, the Company had net operating loss carry forwards of approximately $1,478,000 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the six months ended June 30:

	2011	2010
Federal income tax benefit attributable to:
Current operations	$184,181	$10,878
Less: valuation allowance	(184,181)	(10,878)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of June 30, 2011 and December 31, 2010:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$502,181	$318,000
Less: valuation allowance	(502,181)	(318,000)
Net deferred tax asset	$0	$0

Due to a recent change in control, the use of the net operating loss carry-forwards will be limited as to use in future years

EXERGETIC ENERGY, INC.
(FORMERLY SPECIALIZED SERVICES, INC.)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Our executive offices are located at 440 Burroughs Street, Suite 386, Detroit, Michigan, 48202.  The company has a 12 month lease of the current office space at a monthly rate of $375 that began June 1, 2010.  The company intends to extend this lease for an additional 12 month term at the completion of the lease term.

Minimum annual rents including the extension are as follows:

Twelve months ended June 30, 2012	$4,500
June 30, 2013	375
Total lease commitment	$4,875

NOTE 10 – NET REVENUE AND MAJOR CUSTOMERS

Net Revenue for the six months ended June 30, 2011 of $463 was comprised of gross billings of $181,321 less direct costs of $180,858. Net Revenue for the six months ended June 30, 2010 of $20,696 was comprised of gross billings of $2,206,449 less direct costs of $2,185,753.

Net Revenue for the three months ended June 30, 2011 of $129 was comprised of gross billings of $55,306 less direct costs of $55,177. Net Revenue for the three months ended June 30, 2010 of $10,335 was comprised of gross billings of $1,236,378 less direct costs of $1,226,043.

During the six months ended June 30, 2011, two customers accounted for 99.9% of our gross revenues and 87% of our net revenues as reflected on the statement of operations.  In the opinion of management, the loss of either or both of these customers would have no material effect on the Company’s financial position.

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

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2011 to August 17, 2011, the date these financial statements were issued, and have determined that it does not have any material subsequent events to disclose in these financial statements.

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

OVERVIEW OF THE COMPANY

General

The company was originally founded in January 1988 under the name of Specialized Services, Inc. as a Michigan s-corporation.  In 2005, the company changed its tax status in order to become a c-corporation.  In 2010, pursuant to a Final Definitive Agreement dated as of December 3, 2010, Specialized Services, Inc and Exergetic Energy Inc. agreed that the SSI would merge with Exergetic, changing its name to Exergetic. The merger was finalized during the first quarter of 2011, and as part of the merger, management of the Company changed, including the Company’s Chief Financial Officer and Chief Executive Officer. The Company’s direction changed in order to function more completely as an integrated energy supply firm.
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

Our executive offices are located at 440 Burroughs Site 386, Detroit, Michigan 48202. Our telephone number is (313) 309-4169.  The company maintains its website at www.exergeticenergy.com.

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

DEPENDENCE ON MAJOR CUSTOMERS

As a result of the company’s diverse business operating strategy, there is no strict dependence on any single customer.  The company is continuing to integrate its renewable energy business strategy into the mainstream operations in order to further equilibrate the customer base.

EMPLOYEES

As of June 30, 2011, the Company had 2 full time employees and 4 part-time employees, including its executive officers. No employees are covered by a collective bargaining agreement. The Company's management considers relations with its employees to be satisfactory.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of June 30, 2011 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds

Non-Plan Options and Warrants	-0-	-0-

During the coming year, based on our anticipated growth/contraction, the Company has no plans to add or reduce the number of empolyees.

Results of Operations - Comparative Six Month Periods Ended June 30, 2011 and 2010

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

Net Revenue for the six months ended June 30, 2011 of $463 was comprised of gross billings of $181,321 less direct costs of $180,858. Net Revenue for the six months ended June 30, 2010 of $20,696 was comprised of gross billings of $2,206,449 less direct costs of $2,185,753.

We had a marked increase in Operating Expenses for the six months ended June 30, 2011 posting Operating Expenses of $ 529,002 as compared to Operating Expenses of $52,729 for the same period in 2010,  due to our focus on streamlining our operations to adjust to the reducted demand in the non-renewables division and the up-front costs associated with the shift in focus to the Company’s renewables divisions.

We recognized an increase in Net Losses for the six months ended June 30, 2011 as compared to the same period in 2010,  posting a Net Loss of (528,539)  for the period ending June 30, 2011 verses ($32,033) for the same period ending in 2010, primarily due to the increase in Operating Expenses.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the six  month period ending June 30, 2011 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after June 30, 2011.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the six months ended June 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended June 30, 2011, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

DURING THE PERIOD FROM March 31st – – June 30, 2011

In June 2011, the company issued 510,000 shares of  RESTRICTED common stock for services valued at $.06/share

In June 2011, the company issued 25,000 shares of RESTRICTED common stock for cash valued at $.10/share

Item 3. Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4. Submission of Matters to a Vote of Security Holders

During the six month period ended June 30, 2011, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Information

The Company does not have any other material information to report with respect to the six month period ended June 30, 2011.

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

EXERGETIC ENERGY, INC.

Dated: August 19, 2011	By:	/s/ C.B. McCollum
Chairman of the Board (Principal Executive Officer)

Dated: August 19, 2011	By:	/s/ James D. Jackson, CFO
Principal Accounting Officer