Form 10-Q
period 2011-09-30
EXERGETIC ENERGY, INC.
filed 2011-11-21
CIK 1123846

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

There were 15,549,115 shares of the Registrant’s $.0001 par value common stock outstanding as of August 18th, 2011.

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

Item 1. Financial Statements

Exergetic Energy, Inc.
Consolidated Balance Sheets (Unaudited)
As of September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$10,129	$1,304
Accounts receivable	143	0
Prepaid interest	4,435	14,113
Total Current Assets	14,707	15,417

Property and equipment, net	3,995	0

Other Assets
Land	10	0

TOTAL ASSETS	$18,712	$15,417

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable	$3,631	$8,107
Accrued expenses	78,764	200,374
Accrued interest	5,773	4,603
Leases payable, current portion	266,853	218,221
Due to related party	10	0
Due to officer	3,190	0
Due to shareholders	5,000	5,000
Line of credit	52,294	52,294
Settlement payable	116,500	0
Loan payable - related party	35,000	0
Loan payable - related party	5,768	5,768
Total Current Liabilities	572,783	494,367

Long-Term Liabilities
Leases payable	0	48,632

Total Liabilities	572,783	542,999

Stockholders' Deficit
Common stock	1,424	47
Additional paid in capital	1,246,344	408,872
Treasury stock	175	0
Accumulated deficit	(1,802,014)	(936,501)
Total Stockholders' Deficit	(554,071)	(527,582)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,712	$15,417

The accompanying notes are an integral part of the consolidated financial statements.

Exergetic Energy, Inc.
Consolidated Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2011 and 2010

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010

NET REVENUES	$0	$1,124	$463	$48,736

OPERATING EXPENSES	37,589	16,166	566,592	91,692

LOSS FROM OPERATIONS	(37,589)	(15,042)	(566,129)	(42,956)

OTHER INCOME (EXPENSES)
Rebates	0	0	1,095	0
Commissions	0	0	1,031	0
Interest expense	(4,130)	0	(19,418)	0
TOTAL OTHER INCOME (EXPENSES)	(4,130)	0	(17,292)	0

LOSS BEFORE PROVISION FOR INCOME TAXES	(41,719)	(15,042)	(583,421)	(42,956)

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS	$(41,719)	$(15,042)	$(583,421)	$(42,956)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.03)	$(0.05)	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	14,248,341	473,341	11,894,586	473,341

The accompanying notes are an integral part of the consolidated financial statements.

Exergetic Energy, Inc.
Consolidated Statement of Stockholders' Deficit (Unaudited)
As of September 30, 2011

		Common Stock		Additional Paid in	Treasury	Accumlated	Total Stockholders'
		Shares	Amount	Capital	Stock	Deficit	Deficit
Balance, January 1, 2011	SSI	473,341	$47	$408,872	$0	$(936,501)	$(527,582)
Balance, January 1, 2011	EEI					(282,092)	(282,092)
Shares issued in connection with merger		1,750,000	175	(175)			0

Shares issued to officers for cash at $0.05 per share		840,000	84	41,916			42,000

Shares issued to officer for cash		1,000,000	100	43,925			44,025

Shares issued to officers for services		4,035,000	404	201,346			201,750

Shares issued for accrued expenses		4,875,000	487	243,263			243,750

Shares issued for professional services		1,590,000	159	278,841			279,000

Shares taken back into treasury		(1,750,000)	(175)		175		0

Shares issued for cash		535,000	54	19,446			19,500

Shares issued for chas		900,000	90	8,910			9,000

Net loss for the nine months ended September 30, 2011						(583,421)	(583,421)

Balance, September 30, 2011		14,248,341	$1,424	$1,246,344	$175	$(1,802,014)	$(554,071)

The accompanying notes are an integral part of the consolidated financial statements.

Exergetic Energy, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2011 and 2010

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
CASH FLOW FROM OPERATING ACTIVITES
Net loss for the period	$(583,421)	$(47,036)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	9,678	43,710
Common stock issued for services	480,750	0
Changes in assets and liablities:
(Increase) decrease in accounts receivable	(143)	7,800
Increase (decrease) in accounts payable	1,181	(593)
(Decrease) in accrued expenses	(110)	(15,315)
Increase in accrued interest	1,170	0
Increase in due to officer	3,190	2,700
Increase (decrease) in due to related party	0	1,898
Net Cash Used by Operating Activities	(87,705)	(6,836)

CASH FLOW FROM INVESTING ACTIVITES
Purchase of property and equipment	(3,995)
Cash received from merger	25	0
Net Cash Provided by Investing Activities	(3,970)	0

CASH FLOW FROM FINANCING ACTIVITES
Proceeds from sale of common stock	70,500	0
Proceeds from note payable	35,000
Payments on settlement payable	(5,000)
Borrowings on line of credit	0	850
Net Cash Provided by Financing Activities	100,500	850

Net Increase (Decrease) in Cash	8,825	(5,986)

CASH, Beginning of Period	1,304	7,314

CASH, End of Period	$10,129	$1,328

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$8,239	$0
Cash paid for income taxes	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Land acquired in merger	$10	$0
Common stock issued in connection with merger	$175	$0
Common stock issued for accrued expenses	$243,750	$0
Common stock issued for officer payable	$44,025	$0
Accounts payable reduced through intercompany payment	$4,500	$0
Settlement payable issued in exchange for accrued expenses	$121,500	$0

The accompanying notes are an integral part of the consolidated financial statements.

EXERGETIC ENERGY, INC.
(FORMERLY SPECIALIZED SERVICES, INC.)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
The company was originally founded in January 1988 under the name of Specialized Services, Inc. (SSI)  as a Michigan s-corporation.  In 2005, the company changed its tax status in order to become a c-corporation and consequently performed a reverse merger and became a “publicly traded” corporation.  In 2010, pursuant to a Final Definitive Agreement dated as of December 3, 2010, Specialized Services, Inc and Exergetic Energy Inc. agreed that SSI would be acquired by a new ownership group with the company changing its name to Exergetic. The merger was finalized during the first quarter of 2011, and as part of the merger, management of the Company changed, including the Company’s Chief Financial Officer and Chief Executive Officer. The company began as an Oil and Gas Distributor in 1988 and now under new management has expanded its focus to function more completely as an integrated energy supply firm, specializing in reneweable & and non renewable energy supply solutions.

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
SEPTEMBER 30, 2011

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

In 2005, the Company revoked its S-election and began paying tax as a C-corporation. Income taxes are accounted for under the assets and liability method.  Deferred  tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. (See Note 8).

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
SEPTEMBER 30, 2011

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

NOTE 3 – ACCRUED EXPENSES
Accrued expenses consisted of $183,923 of officer salary and $15,725.59 due on a company credit card as of September 30, 2011.

A note for $116,500 exist from a settlement payable that started at $121,500 due to the officers of SSI.

NOTE 4 – LOANS PAYABLE – RELATED PARTIES

Loans payable to related parties are due to officers for funds advanced to the Company for working capital and are non-interest bearing and due upon demand.

NOTE 5 –NOTE PAYABLE

The corporation has borrowed a loan payable to the Detroit Micro Enterprise in the amount of $35,000, the loan carries a 9% interest rate and matures on July 18, 2016. The loan is secured by all personal properties and fixtures of the company

NOTE 6 – CAPITAL LEASES

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
SEPTEMBER 30, 2011

NOTE 7 – CAPITAL STOCK

The Company has 100,000,000 shares of $0.0001 par value common stock authorized.

In connection with the merger, the Company issued 1,750,000 shares of common stock which was taken back into treasury during the three months ended March 31, 2011.

The Company issued 12,340,000 additional shares of common stock issued for services valued at $809,291during the quarter ended March 31, 2011.

There were 15,549,115 shares of common stock outstanding as of September 30, 2011. There were no preferred shares issued and outstanding at March 31, 2011.

The corporation issued 900,000 shares of stock to GFS Investments for $90 and additional paid in capital of $8910.

NOTE 8 – INCOME TAXES

As of September 30, 2011, the Company had net operating loss carry forwards of approximately $ 566, 129 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The provision for Federal income tax consists of the following for the three months ended September 30, 2011:

	2011	2010
Federal income tax benefit attributable to:
Current operations	$37,589	$15,042
Less: valuation allowance	(37,589)	(15,042)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of June 30, 2011 and December 31, 2010:

	2011	2020
Deferred tax asset attributable to:
Net operating loss carryover	$583,421	$318,000
Less: valuation allowance	(583,421)	(318,000)
Net deferred tax asset	$0	$0

Due to a recent change in control, the use of the net operating loss carryforwards will be limited as to use in future years

EXERGETIC ENERGY, INC.
(FORMERLY SPECIALIZED SERVICES, INC.)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

NOTE 10 – NET REVENUE AND MAJOR CUSTOMERS

Net Revenue for 2011 of $334 was comprised of gross billings of $126,015 less direct costs of $125,681.

Net Revenue for 2010 of $22,298 was comprised of gross billings of $2,490,607 less direct costs of $2,468,309.

To date, the company has no significant customers, as such, there is no dependence on any particular source for current or future revenue. Consequently, in the opinion of management, the loss or replacement of any of the customers would have no material effect on the Company's financial position.

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

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2011 to June 14, 2011, the date these financial statements were issued, and have determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

OVERVIEW OF THE COMPANY

General

The company was originally founded in January 1988 under the name of Specialized Services, Inc. as a Michigan s-corporation.  In 2005, the company changed its tax status in order to become a c-corporation.  In 2010, pursuant to a Final Definitive Agreement dated as of December 3, 2010, Specialized Services, Inc and Exergetic Energy Inc. agreed that the SSI would merge into Exergetic, with Exergetic becoming the successor reporting company under the Exchange Act.  On December 3, 2010, SSI, merged with Exergetic Energy, Inc. and changed its name to Exergetic Energy, Inc.  The merger was finalized during the first quarter of 2011, and as part of the merger, management of the Company changed, including the Company’s Chief Financial Officer and Chief Executive Officer.   The new organization was formed in order to function more completely as an integrated energy supply firm.

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

RENEWABLE ENERGY DIVISION

The Renewable Energy division is focused on the design & installation of solar panel array systems per the use of photovoltaic (PV) DC/AC inverters.  Exergetic has its’ own proprietary inverter technology for this industry.  The Company was selected as a Solar Integrator for the Department of Justice’s Federal Prison System in April 2011. With this award, the company along with the other awardees has exclusive access to $75 MM dollars in solar PV funding derived by the federal government through this exclusive program.  Furthermore, the company has also recently signed an agreement with the Federal Prison Institute to become an exclusive marketer for these panels to all agencies within the government, the Company sees this as being a major opportunity, which it plans to exploit in 2012.

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

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of September 30, 2011 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds

Non-Plan Options and Warrants	-0-	-0-

During the coming year, based on our anticipated growth/contraction, the Company has no plans to add or reduce the number of empolyees.

Results of Operations - Comparative Nine Month Periods Ended September 30, 2011 and 2010

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

In the 3Q 2011, the company completed its transition from operating exclusively as a fuel supplier and now has launched the operations of its renewable energy and energy optimization divisions, respectively.  Since these new divisions are just burgeoning for the company there were no new net revenues to report during the 3Q. The total net revenues reported for nine months ended September 30, 2011 was $463, which was comprised of gross billings of $181,321 less direct costs of $180,858 while the  net Revenue for the nine months ended June 30, 2010 of $48,736 was comprised of gross billings of $2,206,449 less direct costs of $2,157,73.

As aforested with the launch of two new divisions, we had a marked increase in Operating Expenses for the nine months ended September 30, 2011 posting Operating Expenses of $ 566,592 as compared to Operating Expenses of $91693 for the same period in 2010.  The company expects these expenses to level off by 4Q 2011 thus signalling that all business operations are fully functional at that time.

We recognized an increase in Net Losses for the nine months ended September 30, 2011 as compared to the same period in 2010,  posting a Net Loss of (566,129)  for the period ending June 30, 2011 verses ($42,956) for the same period ending in 2010, primarily due to the increase in Operating Expenses.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the nine months ended September 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended September 30, 2011, there were  no modifications of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

DURING THE PERIOD FROM 12/31/09 – – September 30, 2011

The company issued 11,015,000 shares of RESTRICTED common stock and 1,625,000 shares of freely traded shares of common stock in 1 Q 2011

The company issued 535,000 shares of  RESTRICTED common stock during 2Q

The corporation issued 900,000 shares of stock to GFS Investments for $90 and additional paid in capital of $8910

Item 3. Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4. Submission of Matters to a Vote of Security Holders

During the nine month period ended September 30, 2011, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Information

On August 1, 2011, the Company accepted the resignation of its President, Mr. Clarence McCollum, Sr., who opted to retire.  The company appointed its current Chairman/CEO Mr. C.B. McCollum to the position of President effective, August 1, 2011.

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

EXERGETIC ENERGY, INC.

Dated: November 18, 2011	By:	/s/ C.B. McCollum
Chairman of the Board (Principal Executive Officer)

Dated: November 18, 2011	By:	/s/ James D. Jackson, CFO
Principal Accounting Officer